Form 10-Q
period 1995-04-01
HAMPTON INDUSTRIES INC /NC/
filed 1995-05-12
CIK 45260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  April  1, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________to________________

Commission file number 1-6105

 Hampton Industries, Inc.
 (Exact name of registrant as specified in its charter)

      North Carolina                                  56-0482565
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

2000 Greenville Hwy., P.O. Box 614, Kinston, NC        28502-0614
   (Address of principal executive offices)            (Zip Code)

                              (919) 527-8011
                (Registrant's telephone number, including area code)

                              Not Applicable
            (Former name, former address and former fiscal year,
                      if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       						Yes__ X_  No ___

    As of May 2, 1995, there were 4,585,629 shares of common stock outstanding.








HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                       April 1,     March 26,    December 31,
                                         1995          1994          1994
                                     ------------  ------------  -------------
ASSETS
Current assets:
  Cash                              $     344,966  $    530,023  $   1,132,205
  Accounts Receivable - net            26,568,869    22,158,724     22,260,087
  Inventories                          52,624,773    36,860,889     38,972,245
  Deferred income tax benefits          1,730,641     2,114,200      1,639,641
  Other current assets                    531,666     1,072,404        851,156
                                     ------------  ------------  -------------
    Total current assets               81,800,915    62,736,240     64,855,334

Property, plant and equipment - net    22,402,528    23,900,555     22,893,125
Assets held for disposal - net            450,390     1,294,801        521,759
Investments in and advances to
  unconsolidated subsidiaries           1,656,886       754,520      1,564,167
Other assets                              727,354       630,106        781,500
                                     ------------  ------------  -------------
                                    $ 107,038,073  $ 89,316,222  $  90,615,885
                                     ============  ============  =============
LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
     maturities of long-term debt   $  12,527,057  $    962,522  $   1,064,657
  Accounts payable                     14,026,043    10,697,954     10,179,757
  Accrued liabilities                   3,603,173     4,576,969      3,289,648
  Income taxes                             69,750       255,985      1,115,170
                                     ------------  ------------  -------------
    Total current liabilities          30,226,023    16,493,430     15,649,232
Deferred income tax liabilities         1,494,383     1,729,200      1,497,683
Long-term debt                         19,005,986    18,122,137     17,002,214
Retirement plan obligations             4,222,719     3,613,819      4,191,790
Stockholders' equity                   52,088,962    49,357,636     52,274,966
                                     ------------  ------------  -------------
                                    $ 107,038,073  $ 89,316,222  $  90,615,885
                                     ============  ============  =============

Note: The consolidated balance sheet at December 31, 1994 has been taken from the audited financial statements and condensed.

See notes to condensed consolidated financial statements.

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                   Thirteen Weeks Ended
                                                  April 1,      March 26,
                                                    1995          1994
                                                ------------   -----------
Net sales                                      $  40,082,233  $ 35,430,994
                                               -------------   -----------
Costs and expenses:
  Cost of products sold                           32,174,711    28,719,969
  Selling, general and administrative              7,640,601     6,793,690
  Customs duty refunds                               (22,927)         -
  Equity in (earnings) loss of
    of unconsolidated subsidiaries                    (6,221)       45,898
  Provision for restructuring costs                   -          2,282,388
  Interest                                           576,373       375,055
                                                 -----------    -----------
                                                  40,362,537    38,217,000
                                                 -----------    ----------
  Loss before income tax
      benefit                                       (280,304)   (2,786,006)
 Income tax benefit                                  (94,300)     (870,400)
                                                 ------------   -----------
    Net loss                                     $  (186,004)  $(1,915,606)
                                                 ===========   ===========

Net loss per common share                              $(.04)       $(.42)
                                                        ====         ====
Average common shares outstanding                  4,585,629     4,585,629
                                                    ========     ========
      See notes to condensed consolidated financial statements.

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    Thirteen Weeks Ended
                                                    April 1,       March 26,
                                                       1995           1994
                                                    ---------    -----------
OPERATING ACTIVITIES:
Net  loss                                         $   (186,004)  $ (1,915,606)
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities
  Amortization                                          13,053          9,555
  Depreciation                                         683,014        809,054
  Deferred income taxes                                (94,300)      (843,700)
  LIFO charge                                          501,200        862,400
  Reserve for doubtful accounts and allowances         153,672       (161,467)
  Retirement plan obligations                           30,929         72,703
  Gain on sale of operating assets                     (39,163)       (91,792)
  Equity in (earnings) loss of
    unconsolidated subsidiaries                         (6,221)        45,898
  Provision for restructuring costs                     (5,712)     2,325,194
Changes in current assets
  and  current liabilities
  Accounts receivable                               (4,462,454)     1,619,792
  Inventories on a FIFO basis                      (14,153,728)    (2,673,943)
  Other current assets                                 319,490       (127,143)
  Accounts payable                                   3,846,286      1,610,074
  Accrued liabilities                                  319,237      1,042,881
  Income taxes                                      (1,045,420)       (32,103)
  NET CASH  (USED IN) PROVIDED BY                  ------------   -----------
     OPERATING ACTIVITIES                          (14,066,121)     2,551,797
                                                   ------------   -----------
INVESTING ACTIVITIES:
Additions to property, plant and equipment            (172,775)      (211,802)
Proceeds received from sale of property,
  plant and equipment                                   98,189        760,409
Increase in investments in and advances to
 unconsolidated subsidiaries                           (93,797)      (495,131)
Decrease (Increase) in other assets                     41,093       (150,567)
  NET CASH USED IN                                  ------------   -----------
     INVESTING ACTIVITIES                             (187,290)       (97,091)
                                                    ------------   -----------
FINANCING ACTIVITIES:
Additions to debt - Banks                           13,765,000        -
Payments on debt-Banks                                   -         (2,402,000)
                -Other                                (298,828)      (216,979)
  NET CASH PROVIDED BY (USED IN) FINANCING          ------------   -----------
     ACTIVITIES                                     13,466,172     (2,618,979)
                                                    ------------   -----------
DECREASE  IN CASH                                     (787,239)      (164,273)
CASH AT BEGINNING OF PERIOD                          1,132,205        694,296
                                                   ------------    -----------
CASH AT END OF PERIOD                             $    344,966   $    530,023
                                                   ============    ===========
Cash paid during the period - Interest            $     310,000 $    209,000
                                                   ============  ===========
                           - Income Taxes         $   1,191,000 $    140,000
                                                   ============  ===========
See notes to condensed consolidated financial statements.

HAMPTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Information as of April 1, 1995 and March 26, 1994 is unaudited.)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheets as of April 1, 1995 and March 26, 1994 and the condensed consolidated statements of operations and cash flows for the thirteen-week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 1, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended April 1, 1995 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the comparative period condensed consolidated financial statements to conform to classifications used at April 1, 1995.

2.  INVENTORIES

     Inventories consist of the following:
                                     April 1,     March 26,     December 31,
                                      1995           1994          1994
Finished goods                    $29,937,556   $24,609,192     $24,757,375
Work-in-process                     8,079,442     4,811,497       7,148,319
Piece goods                        12,594,087     6,484,273       5,823,719
Supplies and other                  2,013,688       955,927       1,242,832
                                  $52,624,773   $36,860,889     $38,972,245

    Inventories are stated at the lower-of-cost or market. Cost is determined primarily by the last-in, first-out method (LIFO).
 The LIFO method results in a better matching of cost and revenues. At April 1, 1995, March 26, 1994, and December 31, 1994, inventories at LIFO were approximately $5,790,000, $6,244,000 and $5,289,000 lower, respectively, than they would have been had the first-in, first-out method of determining cost been used. The LIFO valuation method had the effect of decreasing net earnings by $332,600 ($.07 per share) for the thirteen weeks ended April 1, 1995 and decreasing net earnings by $593,000 ($.13 per share) for the thirteen weeks ended March 26, 1994.

  I-4

3.  STOCKHOLDERS' EQUITY

    Stockholders' equity is comprised of:
                                      April 1,     March 26,     December 31,
                                        1995         1994             1994
Common stock                        $ 5,191,454    $5,191,454    $ 5,191,454
Additional paid-in capital           34,018,908    34,018,908     34,018,908
Retained earnings                    17,755,944    15,024,618     17,941,948
                                     56,966,306    54,234,980     57,152,310
Less cost of 605,825 shares
of common stock
held  in treasury                     4,877,344     4,877,344     4,877,344
                                    $52,088,962   $49,357,636    $52,274,966

4.  OTHER CURRENT ASSETS

     Included in other current assets are estimated tax refunds of approximately $232,000 at April 1, 1995, $864,000 at March 26, 1994 and $637,000 at December 31, 1994.

5.  RESTRUCTURING COSTS

     In the first quarter of 1994, management announced the closing of a domestic manufacturing plant, which closing was completed in July, 1994. The closing reduced the Company's excess domestic production capacity. The estimated costs of closing this plant are included in the accompanying statements of operations as Provision for Restructuring Costs. The restructuring costs include approximately $1,434,000 in noncash charges related to the estimated disposition value of the facility and manufacturing equipment and approximately $844,000 of severance and related closing costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND OPERATING RESULTS

      The following discussion and analyses of the condensed consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.
   I-5

Results of Operations

     The following table summarizes the operating data for the
periods indicated:
                                               Thirteen Weeks Ended
                                                April 1,     March 26,
                                                  1995         1994
Net sales                                        100.0%       100.0%
Cost of products sold                             80.3         81.1
Selling, general and administrative               19.1         19.2
Provision for restructuring costs                  -            6.4
Equity in (earnings) loss of unconsolidated
   subsidiaries                                    -             .1
Operating income (loss)                             .6         (6.8)
Interest                                           1.4          1.1
Loss before income taxes                           (.8)        (7.9)
Net loss                                           (.5)        (5.4)

     Net sales for the quarter increased by approximately 13%. Units shipped were approximately the same in both periods. Average selling prices increased by approximately 13% as a result of a change in product mix. Sales of two new divisions, Nautica for Boys and Rawlings activewear accounted for the sales increase and the increase in average prices. The increase in gross margin was also positively affected by these divisions.

     Selling, general and administrative expenses were approximately the same percentage of sales in both periods, with the increase in absolute dollars primarily attributable to an increase in royalties in the 1995 quarter.

     Interest expense was approximately the same percentage of sales during both quarters. However, higher rates and increased borrowings accounted for the actual increase in interest expense.

     During 1994, The Company reported a charge against operations of $2,282,000 for plant closing costs and severance costs related to the closing of a domestic facility.

     The effective tax benefit rate was 33.6% versus 31.2% in 1994. The 1994 rate was affected by the loss of certain future tax benefits attributable to the continuing net operating losses of the domestic manufacturing plants that have been closed.

Liquidity and Capital Resources

     As of the end of the quarter, bank borrowings totaled $24,450,000, as compared to $14,838,000 as of March 26, 1994 and
$10,685,000 as of December 31, 1994. The increase in borrowings was used primarily to fund the buildup in work-in-process and finished goods inventory levels. During 1994, the cash generated from operations during the quarter was used to reduce the outstanding bank debt. The working capital ratio was 2.71:1 as of April 1, 1995 as compared to 3.80:1 as of March 26, 1994.

     Additions to plant, property and equipment of $173,000, representing normal replacement and upgrading, as compared to $212,000 in 1994. Budgeted capital expenditures for 1995 are estimated to be in the same range as in 1994, and will be financed from operations.

     The Company's investment in and advances to its Central
American joint ventures was $94,000 during the quarter as compared to $495,000 in 1994. Additional advances are not expected to be significant during the year.


  I-6

     The Company had available unused lines of credit as of April 1, 1995 of $3,550,000 which amount fluctuates based on seasonal requirements pursuant to the terms of the existing credit agreement. The credit provided under the agreement, together with the cash provided by operations, is expected to be adequate to meet the Company's short-term financing needs in 1995.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                    HAMPTON INDUSTRIES, INC.
                                    Registrant

                                    S/PAUL CHUSED
Date:  May 11, 1995
                                    Paul Chused, President

                                    S/ROBERT J. STIEHL, JR.

                                    Robert J. Stiehl, Jr.,
                                    Executive Vice President -
                                    Operations and Chief Financial Officer