Form 10-Q
period 1995-07-01
HAMPTON INDUSTRIES INC /NC/
filed 1995-08-14
CIK 45260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  DC  20549
FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995

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

  						Yes  X  No ___

    As of August 1, 1995, there were 4,585,629 shares of common stock outstanding.

HAMPTON INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                         July 1,       June 25,  December 31,
                                           1995          1994          1994
                                      (UNAUDITED)   (UNAUDITED)
ASSETS
Current assets:
  Cash                              $     63,015  $    262,644  $  1,132,205
  Accounts receivable-net             18,197,063    16,660,575    22,260,087
  Inventories                         73,268,571    51,564,758    38,972,245
  Deferred income tax benefits         3,576,241     3,206,920     1,639,641
  Other current assets                   727,635     1,101,575       851,156
                                     -----------    ----------    ----------
    Total current assets              95,832,525    72,796,472    64,855,334

Property, plant and equipment-net     20,241,526    23,090,241    22,893,125
Assets held for disposal-net           1,399,640     1,294,801       521,759
Investments in and advances to
   unconsolidated subsidiaries         1,518,027     1,344,064     1,564,167
Other assets                             678,908       937,295       781,500
                                    ------------  ------------  ------------
                                    $119,670,626  $ 99,462,873  $ 90,615,885
                                    ============  ============  ============
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and
     current maturities
     of long-term debt              $ 30,846,618  $  8,845,897 $   1,064,657
  Accounts payable                    12,196,579    11,809,222    10,179,757
  Accrued liabilities                  3,584,477     3,553,097     3,289,648
  Income taxes                            70,320       286,000     1,115,170
                                    ------------  ------------  ------------
    Total current liabilities         46,697,994    24,494,216    15,649,232

Deferred income tax liabilities        1,494,483     1,690,100     1,497,683
Long-term debt                        18,665,685    21,547,303    17,002,214
Retirement plan obligations            4,219,677     3,796,426     4,191,790
Stockholders' equity                  48,592,787    47,934,828    52,274,966
                                    ------------  ------------  ------------
                                    $119,670,626  $ 99,462,873  $ 90,615,885
                                    ============  ============  ============

Note:  The consolidated balance sheet at December 31, 1994 has been taken from the audited financial statements and condensed.
    See notes to condensed consolidated financial statements.
                                        I-1

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                      Twenty-Six
                                      Weeks Ended
                                  July 1,         June 25,
                                    1995            1994
                                ------------    ------------
Net sales                      $ 65,137,429    $ 63,777,498
                                ------------    ------------

Costs and expenses:

  Cost of products sold          53,450,367      52,835,786
  Selling, general and
    administrative               14,608,823      13,022,326

  Customs duty refunds              (27,043)          -
  Equity in (earnings) loss
    of unconsolidated
    subsidiaries                     (5,613)        127,497
  Provision for restructuring
    costs                         1,211,077       2,278,480

  Interest                        1,521,797         826,023
                                ------------    ------------

                                 70,759,408      69,090,112
                                ------------    ------------
  Loss before income tax
      benefit                    (5,621,979)     (5,312,614)

 Income tax benefit              (1,939,800)     (1,974,200)
                                ------------    ------------

    Net loss                   $ (3,682,179)   $ (3,338,414)
                                ============    ============

Net loss per common share          $(.80)        $(.73)
                                    ====          ====
Average common shares
  outstanding                     4,585,629      4,585,629
                                   ========       ========

See notes to condensed consolidated
   financial statements.
I-2

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen
Weeks Ended
                                        July 1,        June 25,
                                          1995           1994
                                      ------------   ------------

Net sales                           $  25,055,196  $  28,346,504
                                      ------------   ------------

Costs and expenses:

  Cost of products sold                21,275,656     24,115,817
  Selling, general and
  administrative                        6,968,222      6,228,636

  Customs duty refunds                     (4,116)        -
  Equity in loss of
   unconsolidated subsidiaries                608         81,599
  Provision for
   restructuring costs                  1,211,077         (3,908)

  Interest                                945,424        450,968
                                      ------------   ------------

                                       30,396,871     30,873,112
                                      ------------   ------------
  Loss before income tax
      benefit                          (5,341,675)    (2,526,608)

 Income tax benefit                    (1,845,500)    (1,103,800)
                                      ------------   ------------

    Net loss                        $  (3,496,175) $  (1,422,808)
                                      ============   ============

Net loss per common share                $(.76)         $(.31)
                                          ====           ====
Average common shares outstanding      4,585,629      4,585,629
                                        ========       ========
See notes to condensed
consolidated financial statements.

I-3

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-Six
Weeks Ended
                                          July 1,        June 25,
                                            1995           1994
                                        ------------   ------------
OPERATING ACTIVITIES:
Net  loss                             $  (3,682,179)  $  (3,338,414)
Adjustments to reconcile
  net loss to net cash used
  used in operating activities
  Amortization                               26,106         19,212
  Depreciation                            1,363,446      1,593,788
  Deferred income taxes                  (1,939,800)    (1,975,520)
  LIFO charge                               874,200      1,479,700
  Reserve for doubtful
   accounts and allowances                  234,479       (230,866)
  Retirement plan obligations                27,887        255,310
  Gain on sale of
   operating assets                         (47,217)      (237,745)
  Equity in  (earnings) loss
    of unconsolidated subsidiaries           (5,613)       127,497
  Provision for restructuring costs       1,193,924      2,196,323
Changes in current assets and
   current liabilities
  Accounts receivable                     3,828,545      7,187,340
  Inventories on a FIFO basis           (35,170,526)   (17,995,112)
  Other current assets                      123,521       (156,314)
  Accounts payable                        2,016,822      2,741,024
  Accrued liabilities                      (285,738)       249,186
  Income taxes                           (1,044,850)        (2,088)
  NET CASH  USED IN                     ------------   ------------
     OPERATING ACTIVITIES               (32,486,993)    (8,086,679)
                                        ------------   ------------
INVESTING ACTIVITIES:
Additions to property, plant
   and equipment                           (333,067)      (247,579)
Proceeds received from sale of
  property, plant and equipment             186,467      1,045,876
Decrease (increase) in investments
  in and advances to
  unconsolidated subsidiaries                42,485     (1,025,938)
Decrease (Increase) in other assets          76,486       (806,894)
  NET CASH USED IN                      ------------   ------------
     INVESTING ACTIVITIES                   (27,629)    (1,034,535)
                                        ------------   ------------
FINANCING ACTIVITIES:
Additions to debt - Banks                32,075,000      9,740,000
Payments on debt-Banks                       -            (435,000)
                -Other                     (629,568)      (615,438)
  NET CASH PROVIDED BY  FINANCING       ------------   ------------
     ACTIVITIES                          31,445,432      8,689,562
                                        ------------   ------------
DECREASE  IN CASH                        (1,069,190)      (431,652)
CASH AT BEGINNING OF PERIOD               1,132,205        694,296
                                        ------------   ------------
CASH AT END OF PERIOD                 $      63,015  $     262,644
                                        ============   ============
Cash paid during the period-Interest  $   1,299,000  $     685,000
                                        ============   ============
          - Income Taxes              $   1,358,000  $     145,000
                                        ============   ============

See notes to condensed consolidated financial statements.
                                 I-4

HAMPTON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Information as of July 1, 1995 and June 25, 1994 is unaudited.)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheets as of July 1, 1995 and June 25, 1994 and the condensed consolidated statements of operations for the twenty-six and thirteen-week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 1, 1995 and for all periods presented have been made.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended July 1, 1995 are not necessarily indicative of the operating results for the full year.
     Certain reclassifications have been made to the comparative period condensed consolidated financial statements to conform to classifications used at July 1, 1995.

2.  INVENTORIES
    Inventories consist of the following:
                          July 1,         June 25,       December 31,
                            1995            1994             1994
                       -----------      -----------      -----------
Finished goods         $46,949,406      $32,422,531      $24,757,375
Work-in-process          9,985,328        6,035,496        7,148,319
Piece goods             14,454,889       11,850,713        5,823,719
Supplies and other       1,878,948        1,256,018        1,242,832
                       -----------      -----------      -----------
                       $73,268,571      $51,564,758      $38,972,245
                       ===========      ===========      ===========

    Inventories are stated at the lower-of-cost or market. Cost is determined primarily by the last-in, first-out method (LIFO).
The LIFO method results in a better matching of cost and revenues.
At July 1, 1995, June 25, 1994, and December 31, 1994, inventories at LIFO were approximately $6,163,000, $6,862,000 and $5,289,000 lower, respectively, than they would have been had the first-in, first-out method of determining cost been used. The LIFO valuation method had the effect of decreasing net earnings by $529,000 ($.12 per share) for the twenty-six weeks and $197,000 ($.05 per share) for the thirteen weeks ended July 1, 1995, and decreasing net earnings by $909,000 ($.20 per share) for the twenty-six weeks and $339,000 ($.07 per share) for the thirteen weeks ended June 25, 1994.
                I-5

3.  STOCKHOLDERS' EQUITY
    Stockholders' equity is comprised of:
                             July 1,          June 25,     December 31,
                             1995              1994             1994
                            -----------     -----------   -------------
Common stock                $ 5,191,454     $ 5,191,454    $ 5,191,454
Additional paid-in
  capital                    34,018,908      34,018,908     34,018,908
Retained earnings            14,259,769      13,601,810     17,941,948
                             ----------      ----------     ----------
                             53,470,131      52,812,172     57,152,310
Less cost of 605,825
shares of common stock
held  in treasury             4,877,344       4,877,344      4,877,344
                            -----------     -----------    -----------
                            $48,592,787     $47,934,828    $52,274,966
                            ===========     ===========    ===========

4.  OTHER CURRENT ASSETS
     Included in other current assets are estimated tax refunds of approximately $400,000 at July 1, 1995, $866,000 at June 25,
1994 and $637,000 at December 31, 1994.

5.  RESTRUCTURING COSTS

     On July 18, 1995, the Company announced the closings of two manufacturing facilities which completes the Company's program of reducing excess domestic production capacity begun three years ago. The closing costs related thereto are included in the second quarter statement of operations as Provision for restructuring costs. The restructuring reduced the workforce by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the writedown of the manufacturing equipment to estimated realizable value.
     In the first quarter of 1994, management announced the closing of a domestic manufacturing plant, which closing was completed in July, 1994. The estimated costs of closing this plant are included in the accompanying statements of operations as Provision for restructuring costs. The restructuring costs included approximately $1,434,000 in noncash charges related to the estimated disposition value of the facility and manufacturing equipment and approximately $844,000 of severance and related closing costs.

6.  BANK CREDIT AGREEMENT

     During the quarter, the Company was in violation of certain provisions of the Bank Credit Agreement relating to the ratio of borrowing levels to collateral and the ratio of interest coverage, which the Banks have agreed to waive.

I-6

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND OPERATING RESULTS

      The following discussion and analysis of the condensed consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.

Results of Operations

     The following table summarizes the operating data for the
periods indicated:
                           Twenty-six Weeks Ended      Thirteen Weeks Ended
                            July 1,      June 25,       July 1,      June 25,
                             1995          1994           1995         1994

Net sales                     100.0%       100.0%         100.0%      100.0%
Cost of products sold          82.0         82.8           84.9        85.0
Selling, general and
administrative                 22.4         20.4           27.8        22.0
Provision for
  restructuring costs           1.9          3.6            4.8          -
Equity in (earnings)
  loss of
  unconsolidated
  subsidiaries                   -            .2             -           .3
Operating (loss)               (6.3)        (7.0)         (17.5)       (7.3)
Interest                        2.3          1.3            3.8         1.6
Loss before income
  tax benefit                  (8.6)        (8.3)         (21.3)       (8.9)
Net loss                       (5.6)        (5.2)         (14.0)       (5.0)

     THIRTEEN WEEKS ENDED JULY 1, 1995 AS COMPARED TO THE
THIRTEEN WEEKS ENDED JUNE 25, 1994

     Average selling prices increased by 19.1% during the period, however, 24.6% fewer dozens were shipped resulting in a decrease in net sales of 11.6%. Average prices were impacted by a change in product mix. 1995 included lower sales of promotional goods, as well as sales of the newly introduced "Nautica for Boys" branded products which command higher selling prices. The gross profit percent improved slightly from the prior year because of the higher margins associated with Nautica.
     Selling, general and administrative expenses increased as a percent of sales because of increased royalty expense, as well as the decrease in sales volume.
     The charge for restructuring costs results from the closing of two domestic manufacturing facilities. The closings will result in the termination of approximately 400 management and production personnel at these facilities, and will effectively reduce the Company's work force by approximately 25%. The charge includes approximately $475,000 of termination benefits for the affected employees and non-cash charges related to the revaluation of machinery and equipment of approximately $610,000.
     Interest expense increased because of the higher level of borrowings.
     The effective tax benefit rate decreased from the prior year because of the loss of future state tax benefits related to the plants that were closed.
I-7

     TWENTY-SIX WEEKS ENDED JULY 1, 1995 AS COMPARED TO THE
TWENTY-SIX  WEEKS ENDED JUNE 25, 1994

     Net sales for the period were 2.1% higher than in 1994, as a result of a 16.8% increase in average selling prices, reduced by an 11.5% decrease in units shipped. The change in product mix, together with the reduction in sales of promotional goods related to discontinued product lines, resulted in higher average selling prices. The improvement in gross margins is the result of the increased sale of branded apparel which carry higher gross margins than other product categories and the decrease in sales of promotional goods.
     Selling, general and administrative expenses during the current period were higher in relation to sales than in the prior year primarily as a result of the increased sales of branded apparel, "Nautica for Boys" and "Rawlings", which sales are subject to the payment of royalties.
     Restructuring costs were lower in 1995 as compared to 1994.
The combined employment of the plants closed in 1995 approximated that of the plant closed in 1994. However, the revaluation reserves required to write down the facility and equipment to their net realizable value in 1994 accounted for the major portion of the higher restructuring charge in 1994.
     Interest expense increased as a result of increased borrowing to support the higher inventory levels.
     The effective tax benefit rate decreased to 34.5% as compared to 37.2% in 1994 because of the greater effect the loss of future state tax benefits had in 1995 than in 1994.

Liquidity and Capital Resources

     As of the end of the quarter, bank borrowings totaled
$42,760,000, as compared to $26,545,000 as of June 25, 1994
and $10,685,000 as of December 31, 1994. The increased borrowings were used to finance the higher levels of inventory required to meet the delivery schedules associated with the significant increase in Fall orders. The Company is presently negotiating an additional seasonal increase in its line of credit to fund the higher inventory levels and the anticipated higher accounts receivable levels. The credit provided under the Agreement, together with the cash expected to be generated from operations, is adequate to meet the Company's short-term financing needs. During the quarter, the Company was in violation of certain provisions of the Bank Credit Agreement relating to the ratio of borrowing levels to collateral and the ratio of interest coverage, which the Banks have agreed to waive.

     The Company's backlog of orders as of the end of the current quarter totaled approximately $129,400,000, all of which is expected to be shipped in 1995 as compared to $110,000,000 as of the same date last year.
     Investing activities include normal replacements of machinery and equipment and building improvements. The minimal amount of expenditures during the period have been financed from the proceeds of the sales of certain assets. No major expenditures are planned for 1995.
I-8
 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 HAMPTON INDUSTRIES, INC.
                                 Registrant

                                 S/PAUL CHUSED

Date:  August 11, 1995           -----------------------

                                 Paul Chused, President

                                 S/ROBERT J. STIEHL, JR.

                                 -----------------------

                                 Robert J. Stiehl, Jr.,
                                 Executive Vice President -
                                 Operations and Chief Financial Officer

                                     I-9