Form 10-Q
period 1995-09-30
HAMPTON INDUSTRIES INC /NC/
filed 1995-11-14
CIK 45260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  DC  20549
FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 1995
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 (919) 527-8011
(Exact name of registrant as specified in its charter)
                   Not Applicable
(Former name, former address and former fiscal year,
 if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

    As of October 31, 1995, there were 4,585,629 shares of common stock outstanding.

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                September 30, September 24, December 31,
                                    1995          1994          1994
                                ------------  ------------  ------------
ASSETS
Current assets:
  Cash                          $     29,951  $    654,026  $  1,132,205
  Accounts receivable - net       46,094,696    36,903,013    22,260,087
  Inventories                     64,634,529    47,663,324    38,972,245
  Deferred income tax benefits     2,349,641     1,853,100     1,639,641
  Other current assets               673,391     1,078,505       851,156
                                 ------------  ------------  ------------
    Total current assets         113,782,208    88,151,968    64,855,334
Property, plant and
    equipment - net               19,632,704    22,393,903    22,893,125
Assets held for disposal - net     1,399,640     1,294,801       521,759
Investments in and advances
  to unconsolidated
   subsidiaries                    1,670,984     1,361,586     1,564,167
Other assets                         666,187       950,044       781,500
                                ------------  ------------  ------------
                                $137,151,723  $114,152,302  $ 90,615,885
                                 ===========   ===========   ===========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and
   current maturities of
   long-term debt              $ 46,946,374  $ 22,752,949   $  1,064,657
  Accounts payable               12,148,358    10,575,719     10,179,757
  Accrued liabilities             3,628,199     3,522,684      3,289,648
  Income taxes                       69,709       406,218      1,115,170
                                ------------  ------------   ------------
  Total current liabilities      62,792,640    37,257,570     15,649,232

Deferred income tax
  liabilities                     1,631,483     1,689,100      1,497,683
Long-term debt                   18,471,205    21,472,855     17,002,214
Retirement plan obligations       3,912,069     3,915,004      4,191,790
Stockholders' equity             50,344,326    49,817,773     52,274,966
                                ------------  -----------    -----------
                               $137,151,723  $114,152,302   $ 90,615,885
                                ===========   ===========    ===========

Note: The consolidated balance sheet at December 31, 1994 has been taken from the audited financial statements and condensed.
See notes to condensed consolidated financial statements.
I-1

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Thirty-Nine
 Weeks Ended
                                September 30,      September 24,
                                    1995               1994
                                ------------       ------------
Net sales                     $ 129,232,422       $ 114,553,154
                                ------------       ------------
  Cost of products sold         105,210,878          93,731,728
  Selling, general
   and administrative            22,540,362          19,523,206
  Provision for restructuring
   costs                          1,211,077           2,278,480
  Equity in (earnings) loss
    of unconsolidated
    subsidiaries                    (93,361)            211,673
  Customs duty refunds              (27,925)           (883,566)
                                ------------         -----------
Operating income (loss)             391,391            (308,367)
  Interest                        2,898,231           1,608,602
                                ------------         -----------
  Loss before income tax
      benefit                    (2,506,840)         (1,916,969)
 Income tax benefit                (576,200)           (461,500)
                                ------------         -----------
    Net loss                  $  (1,930,640)     $   (1,455,469)
                                ============        ============

Net loss per common share          $(.42)              $(.32)
                                    ====                ====
Average common shares
 outstanding                       4,585,629           4,585,629
                                    ========            ========

See notes to condensed consolidated financial statements.
I-2

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Thirteen
Weeks Ended
                                September 30,   September 24,
                                    1995             1994
                                ------------    ------------
Net sales                       $64,094,993    $50,775,656
                                ------------   ------------
  Cost of products sold          51,760,511     40,895,942
  Selling, general and
  administrative                  7,931,539      6,500,880
  Equity in (earnings) loss
    of unconsolidated
    subsidiaries                    (87,748)        84,176
  Customs duty refunds                 (882)      (883,566)
                                ------------   ------------
Operating income                  4,491,573      4,178,224
  Interest                        1,376,434        782,579
                                ------------   ------------
  Earnings before income tax
      provision                   3,115,139      3,395,645
 Income tax provision             1,363,600      1,512,700
                                ------------   -----------
    Net earnings                $ 1,751,539    $ 1,882,945
                                ============   ===========
Net earnings per common share        $.38          $.41
                                     ====          ====
Average common shares
outstanding                      4,585,629     4,585,629
                                  ========      ========

See notes to condensed consolidated financial statements.
I-3

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Thirty-Nine
Weeks Ended
                                September 30,     September 24,
                                    1995               1994
                                ------------      ------------
OPERATING ACTIVITIES:
Net  loss                      $ (1,930,640)     $ (1,455,469)
Adjustments to reconcile
  net loss to net cash
  used in operating activities
  Amortization                       39,159            37,518
  Depreciation                    2,031,599         2,368,120
  Deferred income taxes            (576,200)         (622,700)
  LIFO charge                     1,343,600         1,795,200
  Reserve for doubtful
     accounts and allowances        377,651            (2,144)
  Retirement plan obligations      (279,721)          373,888
  Gain on sale of
   operating assets                (142,900)         (473,999)
  Equity in (earnings) loss of
    unconsolidated subsidiaries     (93,361)          211,673
  Provision for restructuring
    costs                         1,190,754         1,843,300
Changes in current assets
    and current liabilities
  Accounts receivable           (24,212,260)      (13,283,820)
  Inventories on a FIFO basis   (27,005,884)      (14,409,178)
  Other current assets              177,765          (133,244)
  Accounts payable                1,968,601         1,468,159
  Accrued liabilities              (238,846)          673,100
  Income taxes                   (1,045,461)          118,130
  NET CASH USED IN              ------------      ------------
     OPERATING ACTIVITIES       (48,396,144)      (21,491,466)
                                ------------      ------------
INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                    (451,346)         (389,773)
Proceeds received from sale of
  property, plant and               356,292         1,286,211
  equipment
Increase in investments in
 and advances to
unconsolidated subsidiaries         (37,918)       (1,700,293)
Decrease (Increase) in other
  assets                             76,154          (267,115)
  NET CASH USED IN              ------------      ------------
     INVESTING ACTIVITIES           (56,818)       (1,070,970)
                                ------------      ------------
FINANCING ACTIVITIES:
Additions to debt - Banks        49,555,000        23,260,000
Payments on debt-Banks           (1,390,000)           -
               -Other              (814,292)         (737,834)
  NET CASH PROVIDED BY          ------------      ------------
     FINANCING ACTIVITIES        47,350,708        22,522,166
                                ------------      ------------
DECREASE  IN CASH                (1,102,254)          (40,270)
CASH AT BEGINNING OF PERIOD       1,132,205           694,296
                                ------------      ------------
CASH AT END OF PERIOD          $     29,951      $    654,026
                                ============      ============
Cash paid during the period
  - Interest                   $  2,558,000      $  1,193,000
                                ============      ============
  - Income Taxes               $  1,362,000      $    149,000
                                ============      ============

See notes to condensed consolidated financial statements.
I-4

HAMPTON INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (Information as of September 30, 1995 and September 24, 1994 is unaudited.)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheets as of September 30, 1995 and September 24, 1994 and the condensed consolidated statements of operations for the thirty-nine and thirteen-week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the comparative period condensed consolidated financial statements to conform to classifications used at September 30, 1995.

2.  INVENTORIES

     Inventories consist of the following:
                    September 30,        September 24,   December 31,
                        1995                 1994            1994
Finished goods       $49,203,729          $29,919,842     $24,757,375
Work-in-process        7,355,758            7,495,236       7,148,319
Piece goods            6,723,269            8,891,721       5,823,719
Supplies and other     1,351,773            1,356,525       1,242,832
                     -----------          -----------     -----------
                     $64,634,529          $47,663,324     $38,972,245
                     ===========          ===========     ===========

    Inventories are stated at the lower-of-cost or market. Cost is determined primarily by the last-in, first-out method (LIFO).
 The LIFO method results in a better matching of cost and revenues. At September 30, 1995, September 24, 1994, and December 31, 1994, inventories at LIFO were approximately $6,633,000, $7,177,000 and $5,289,000 lower, respectively, than they would have been had the first-in, first-out method of determining cost been used. The LIFO valuation method had the effect of decreasing net earnings by $872,000 ($.19 per share) for the thirty-nine weeks and $343,000 ($.07 per share) for the thirteen weeks ended September 30, 1995, and decreasing net earnings by $1,115,000 ($.24 per share) for the thirty-nine weeks and $206,000 ($.04 per share) for the thirteen weeks ended September 24, 1994.
              I-5

3.  STOCKHOLDERS' EQUITY
    Stockholders' equity is comprised of:
                     September 30,   September 24,    December 31,
                        1995            1994             1994
                     ------------    ------------     -----------
Common stock          $ 5,191,454    $ 5,191,454      $ 5,191,454
Additional paid-in
  capital              34,018,908     34,018,908       34,018,908
Retained earnings      16,011,308     15,484,755       17,941,948
                       ----------     ----------       ----------
                       55,221,670     54,695,117       57,152,310
Less cost of 605,825
 shares of common
 stock held  in
 treasury               4,877,344      4,877,344       4,877,344
                       ----------     ----------      ----------
                      $50,344,326    $49,817,773     $52,274,966
                       ==========     ==========      ==========

4.  OTHER CURRENT ASSETS
     Included in other current assets are estimated tax refunds of approximately $413,000 at September 30,1995, $830,000 at September 24, 1994 and $637,000 at December 31, 1994.
5.  RESTRUCTURING COSTS
     On July 18, 1995, the Company announced the closings of two manufacturing facilities which completed the Company's program of reducing excess domestic production capacity begun three years ago. The closing costs related thereto are included in the statement of operations as Provision for restructuring costs. The restructuring reduced the work force by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the write-down of the manufacturing equipment to estimated realizable value.
     In the first quarter of 1994, management announced the closing of a domestic manufacturing plant, which closing was completed in July, 1994. The estimated costs of closing this plant are included in the accompanying statements of operations as Provision for restructuring costs. The restructuring reduced the work force by approximately 200 associates. The restructuring costs included approximately $1,434,000 in noncash charges related to the estimated disposition value of the facility and manufacturing equipment and approximately $844,000 of severance and related closing costs.
6.  BANK CREDIT AGREEMENT
     During the quarter, the Company was in violation of certain provisions of the Bank Credit Agreement relating to the ratio of interest coverage and for three days, borrowings exceeded the maximum credit available, which the Banks have agreed to waive. I-6
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

      The following discussion and analysis of the condensed consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.

Results of Operations

     The Company's major customers have significant merchandising programs that are formulated based on the lowest prices available. In order to compete for this business, the Company has developed sourcing resources in the Caribbean basin, as well as, in lesser developed countries throughout the world. Contracts are negotiated in $US, which eliminates the exposure to foreign exchange currency risks. In addition, the Company has established minimum profit margins below which the Company will decline orders. This has resulted in the discontinuance of certain low margin, high volume programs sold by the Company in prior years with the operating support related thereto being eliminated through restructuring or alternative sourcing.

     The following table summarizes the operating data for the
periods indicated:
                     Thirty-nine Weeks Ended      Thirteen Weeks Ended
                     Sept. 30,     Sept. 24,       Sept. 30,  Sept. 24,
                       1995          1994            1995       1994
Net sales               100.0%         100.0%         100.0%       100.0%
Cost of products
  sold                   81.4           81.8           80.8         80.5
Selling, general and
 administrative          17.4           17.0           12.3         12.8
  Provision for
 restructuring costs       .9            2.0             -            -
  Equity in (earnings)
  loss of unconsolidated
  subsidiaries            (.1)            .2             -            -
  Custom duty refunds       -            (.8)            -          (1.7)
Operating income (loss)    .3            (.3)           7.0          8.2
  Interest                2.2            1.4            2.2          1.5
(Loss) income before
  income tax
  benefit                (1.9)          (1.7)           4.9          6.7
Income tax
  (benefit) expense       (.5)           (.4)           2.1          3.0
  Net (loss) income      (1.5)%         (1.3)%          2.7%         3.7%

    THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE
THIRTEEN WEEKS ENDED SEPTEMBER 24, 1994

     Net sales increased by 26.2% during the period as a result of an 11.5% increase in dozens shipped, together with a 13.2% increase in average selling prices. Average selling prices were impacted by the increase in sales volume of the "Nautica for Boys" line of branded apparel, which represented 9.2% of sales volume but only 3.2% of the units shipped.

     I-7

     While selling, general and administrative expenses were lower as a percent of sales due to the increase in sales volume, they were higher in terms of absolute dollars primarily because of the royalty fees related to the sales of the "Nautica for Boys" and "Rawlings" lines of branded apparel.
     Interest expense increased due to the higher level of borrowing required to finance higher inventory levels and increased accounts receivable.
     The effective tax rate during the period was higher due to the loss of tax-loss carryforward credits related to the plants that were closed.

     THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AS COMPARED TO
THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 1994

     Net sales increased by 12.8%. A 16.0% increase in average selling prices was offset by a 2.7% decrease in units shipped. The increase in average selling prices continues to be impacted by the higher selling prices associated with the "Nautica for Boys" line of apparel which represented 8.1% of sales volume but only 3.3% of the units shipped. Gross margins increased by 15.4% in absolute dollars from the prior period as a result of the increase in sales volume while margins as a percent of sales remained relatively constant.
     Selling, general and administrative expenses increased during the current period primarily due to the royalty expenses related to the "Rawlings" and "Nautica for Boys" sales volume. As a percent of sales, the selling, general and administrative expenses increased slightly.
     The increase in interest expense was related to the higher level of borrowing necessary to the finance higher inventory levels and increased accounts receivable.
     Restructuring costs were lower in 1995 as compared to 1994 because the revaluation reserve associated with the write-down of the facilities and equipment to the estimated realizable value accounted for a higher portion of the restructuring charge in 1994. The combined employment affected by the restructuring in both periods was approximately the same..
     The effective tax benefit rate was relatively constant in both periods.

Liquidity and Capital Resources

     As of the end of the quarter, bank borrowings totaled $58,850,000, as compared to $40,500,000 as of September 24, 1994 and $10,685,000 as of December 31, 1994. The maximum credit available to the Company during the quarter was $65,000,000, which amount decreases to $55,000,000 on October 16, 1995, to $45,000,000 on November 16, 1995 and to $20,000,000 on December
16, 1995. Interest on borrowings is computed at LIBOR plus 185 basis points, except that for overnight borrowings, interest is computed based on the banks' prime rate. The credit provided under the agreement, together with the cash expected to be generated from operations, is adequate to meet the company's short-term financing needs.
    The increased borrowings were used to finance the higher levels of inventory required to meet the delivery schedules associated with the significant increased volume of Fall orders, as well as the related increase in accounts receivable.
    The Company was in violation of certain provisions of the Bank Credit Agreement, having not achieved the required interest expense coverage ratio for the twelve month period ended September 30, 1995 and borrowings exceeded the maximum credit available for three business days subsequent to the step-down date of October 16, 1995. The banks have agreed to waive both violations.
    I-8
     The Company's backlog of orders as of the end of the current quarter totaled approximately $97,800,000, of which approximately $60,000,000 is expected to be shipped during the current fiscal year. At the end of the third quarter of 1994, the backlog of orders totaled approximately $93,800,000, of which approximately $57,500,000 was shipped in the fourth quarter.
     Investing activities include normal replacements of machinery and equipment and building improvements. Expenditures during the period have been financed from the proceeds of the sales of certain assets. No major expenditures are planned for the remainder of 1995.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

HAMPTON INDUSTRIES, INC.

Registrant

                              S/PAUL CHUSED
Date:  November 13, 1995      --------------------
                              Paul Chused, President


                              S/ROBERT J. STIEHL, JR.
                              -----------------------
                              Robert J. Stiehl, Jr.,
                              Executive Vice President -
                              Operations and Chief
                              Financial Officer

 I-9