Form 10-K
period 1995-12-30
HAMPTON INDUSTRIES INC /NC/
filed 1996-04-15
CIK 45260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934
       For the fiscal year ended December 30, 1995
                                         OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
       For the transition period from _______________________ to
       _________________
       Commission file number 1-6105
Hampton Industries, Inc.
(Exact name of registrant as specified in its charter)
North Carolina                       56-0482565
(State or other                  (I.R.S. Employer
jurisdiction of                   Identification
Employer                          No.)
incorporation
or organization)

2000 Greenville Hwy., P.O. Box 614, Kinston, NC    28502-0614
       (Address of principal executive offices)     (ZIP Code)

Registrant's telephone number,
  including area code:                        (919) 527-8011
Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange on
Title of each class                           which registered
Common Stock $1.00 par value per share         American Stock
                                                 Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
           Yes     X        No
     On March 18, 1996, the aggregate market value of the common shares (based upon the closing prices of these shares on the American Stock Exchange) of Hampton Industries, Inc. held by non-affiliates was approximately $14,019,723.
     There were 4,585,629 shares of Common Stock outstanding as of March 18, 1996.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1996 are incorporated by reference into Part III.
PART I
ITEM 1.  BUSINESS
(a)  General Development of Business
     Hampton Industries, Inc. and its subsidiaries (herein referred to as "Hampton" or "Company") are engaged in the business of manufacturing and selling wearing apparel.
     Hampton, a North Carolina Corporation, is the successor of several predecessor corporations, the first of which was incorporated in 1925 in the State of New York under the name of Hampton Shirt Co.
(b)  Financial Information About Industry Segments
     Hampton has been engaged in one line of business in excess of five years; reference is made to the financial statements included herein under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
(c)  Narrative Description of Business
     Hampton's principal products consist of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. Sport and dress shirts, sweaters, swimtrunks, activewear and outerwear, for both men and boys, are imported from unaffiliated sources located primarily in the Far East.
     Hampton's products are principally sold at retail under private labels. The Company also manufactures and sells apparel under the "Nautica for Boy's", "McGregor's" and "Rawlings" trademarks as licensees and under the "Le Tigre" and "Campus" labels for men and boys and the "Kaynee" label for boys, which are Company owned tradenames. Branded apparel is becoming a more important part of the success of the Company's business.
     Licensed trademarks include "Nautica for boys" for sportswear, "McGregor" for mens' and boys' loungewear and "Rawlings" for activewear.
     Hampton designs its line of apparel. Patterns based on such designs are made for use in cutting the fabric. At its various manufacturing plants, the fabrics are cut, sewn, pressed and packaged for sale to customers. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured under Caribbean Basin Incentives from Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The design and production specifications for imported products are provided to the manufacturers by Hampton.
     The Company's products are manufactured from various combinations of manmade and natural fibers which are readily available from a number of sources. Hampton has no long-term contracts with any supplier.
   Hampton's products are sold throughout the United States, principally under either private or store labels, to approximately 2,800 customers including most of the country's leading national and regional retail chain and department stores. Sales are made by a nationwide sales staff which totaled 67 salesmen, including 42 field representatives at the end of 1995. Sales offices are located in New York, and at the Company's executive and administrative headquarters in Kinston, North Carolina. As of December 30, 1995, the Company had approximately 1,100
  1
full-time associates. Hampton is not a party to any collective bargaining agreements, has never experienced a strike or work stoppage, and believes that it maintains satisfactory relationships with its associates.
    Hampton's two largest customers accounted for approximately 34% of consolidated sales volume in 1995. Wal-Mart Stores, Inc. and J.C. Penney Co. accounted for approximately 18% and 16% respectively, of sales volume. The two customers are large multi-outlet retail chains. Both customers purchase a broad range of Hampton's products through a variety of their merchandising departments. There have been no contracts with either customer for continued business.

     The following is a breakdown of sales by product categories:
                                       1995     1994      1993
Imported Men's Shirts
    and Casual Wear                      28%      32%       34%
Men's Shirts                             22%      28%       31%
Boy's Shirts and Sportswear              19%      13%       13%
Men's Sleepwear                          13%      11%       11%
Ladies' Sleepwear                         9%      10%        8%
Activewear                                7%       2%        -
Girls' and Ladies' Blouses                2%       4%        3%

    "Licensed" apparel sales accounted for 14% of the consolidated sales in 1995 and 3% in 1994.
     For 1995 and 1994, respectively, the Company sourced its products as follows: imports; 47% and 43%, Caribbean; 24% and 16%, Domestic; 29% and 41%. All foreign purchases are contracted for in U.S. Dollars; therefore, there is no currency risk.
     As of March 4, 1996, Hampton's backlog of orders, believed to be firm, was approximately $86,471,000 as compared to $116,148,000 at the same date in 1995. All of the backlog of orders is expected to be shipped during the current fiscal year.
 This decline is in line with the Company's expectations.
     The apparel industry is highly competitive as to style, quality and price, and Hampton competes with many other manufacturers as to each of its products.

EXECUTIVE OFFICERS OF REGISTRANT
                                                           First year
Name and age	                    Office                    elected
David Fuchs (71)               Chairman and Chief            1975
                               Executive Officer
Steven Fuchs (36)              President                     1996
Paul Chused (52)               Vice President                1996
Roger M. Eichel (47)           Vice President                1993
                               and Secretary
Robert J. Stiehl, Jr. (60)     Executive Vice
                               President -
                               Operations,
                               Chief Financial
                               Officer and
                               Assistant
                               Secretary                     1995
Frank Simms	(47)               Vice President
                               of Finance                    1995
Leo Tutak (56)                 Vice President -
                               Import Operations         	   1995

            2
     Each of the above named was elected for one year or until the election of a successor. The next election shall take place immediately following the Annual Meeting of Shareholders to be held on May 23, 1996. There is no arrangement or understanding between any of the above pursuant to which they were elected as Officers.
     All of the Executive Officers above named, except Robert J. Stiehl, Jr., Frank Simms and Leo Tutak, are related family members. Steven Fuchs is the son of David Fuchs, and Roger Eichel is David Fuchs' son-in-law. Paul Chused is the nephew of David Fuchs.
     Mr. David Fuchs has held his current executive position for in excess of five years. Mr. Steven Fuchs was elected to his present position in January, 1996. From 1993 to January, 1996, Mr. Steven Fuchs was President of Hampton Shirt Co. Prior to 1993, he held various positions. Paul Chused was elected Vice President in January, 1996. From May, 1994 to January, 1996, Mr. Chused was President. From August, 1993 to May, 1994, he was Senior Vice President and Assistant Secretary. For in excess of five years prior thereto, he was Vice President - Operations of
the Company.   Mr. Robert J. Stiehl, Jr. was elected to his
present position in January, 1995. For in excess of five years prior thereto, he was Vice President - Finance. Mr. Frank Simms was elected Vice President of Finance in May, 1995. Prior to joining Hampton, he was Chief Financial Officer of Riverside Manufacturing Co. for in excess of five years. Mr. Roger Eichel was elected to his present position in May 1993. For in excess of five years prior thereto, he was Secretary of the Company. Mr. Tutak was elected to his present position in January 1995. For in excess of five years prior thereto, he was Vice President of one of the Company's subsidiaries.
     David Fuchs, Steven Fuchs and Paul Chused are also
Directors of the Company.
ITEM 2.  PROPERTIES
     Hampton operates four manufacturing plants and three distribution centers located in eastern North Carolina and southern Virginia. The Company's sales and merchandising personnel occupy a building located in New York City. Hampton's principal executive and administrative offices are located in North Carolina. All of these properties are owned by the Company. Two of the manufacturing plants and the New York sales office collateralize their related mortgage loans. The executive and administrative offices located in North Carolina are leased from a state governmental agency. The purchase of this property by a governmental agency was financed through the issuance of an Industrial Revenue Bond. Improvements to one other property have also been financed through the issuance of Industrial Revenue Bonds. All of the bonds are guaranteed by the Company and are secured by the underlying assets.
     The Company believes that its plants and facilities are in good repair and adequate in respect to its foreseeable needs. The machinery and equipment utilized in its facilities are considered by management to be among the most modern and efficient in the industry.
ITEM 3.  LEGAL PROCEEDINGS
     None significant
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
           3
Part II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
(a)  Principal Market
     The principal market on which Hampton's Common Stock is traded is the American Stock Exchange under the symbol HAI.
(b)  Stock Price and Dividend Information
     The table below presents the high and low market prices, and dividend information for Hampton's Common Stock.

QUARTER ENDED
                      1995                               1994
             4/1    7/1   9/30  12/30        3/26   6/25    9/24  12/31
High       7 3/8  6 7/8  6 1/4  5 7/8       6 5/8  6 3/8   6 3/8  6 1/2
Low        4 3/4  5 3/4  4 7/8  4 7/8       5 1/2  5 1/2   5 5/8  4 3/4

    The Company has not paid a cash dividend on its common stock since 1973. The present long-term debt agreement includes restrictive covenants which, among other things, prevent the payment of dividends. The credit agreement signed during April 1996 includes the same basic covenants.
(c)  Approximate Number of Holders of Common Stock
      The number of holders of record of Hampton's Common Stock as of December 30, 1995, was approximately 378, including, as a single holder of record, brokerage firms having more than one stockholder account.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands except per common share amounts)
				                                          FISCAL YEAR
                            1995      1994 	    1993	       1992        1991
                                   (53 WEEKS)
YEAR ENDED:
Net Sales                $184,593   $172,024  $196,438    $203,736   $162,160
Net (loss) earnings        (2,164)     1,002    (2,433)      1,438       (602)
(Loss) earnings per
   common share              (.47)       .22      (.53)       0.31       (.13)
AT YEAR END
Total assets             $ 94,271   $ 90,616  $ 90,168    $118,942   $ 93,007
Long-term debt              5,305     17,002    20,722      20,993     20,220
Working capital            37,501     49,206    48,642      49,501     49,102
Stockholders' equity       50,111     52,275    51,273      53,707     52,271

  The Company has not paid cash dividends on its common stock since 1973.
4
     The Company uses the LIFO method of costing principally all of its inventories to more fairly present the results of operations by matching current costs with current revenues. The
LIFO method had the effect of increasing net earnings by $153,800 ($.03 per share) in 1995, $64,400 ($.01 per share) in
1994, $360,900 ($.08 per share) in 1993 and $749,900 ($.16 per share) in 1992.  The LIFO method reduced net earnings by $11,500
(no effect on per share earnings) in 1991. The income realized as a result of inventory liquidation was not significant in 1995, $510,400 ($.11 per share) in 1994, $78,100 ($.02 per share) in 1993, and $576,000 ($.13 per share) in 1991.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analyses of the consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.
Results of Operations

     The following table summarizes the operating data for the
periods indicated:
                                                YEAR ENDED
                                   December 30, December 31,  December 25,
                                      1995         1994          1993
                                                (53 WEEKS)
Net sales                            100.0%       100.0%         100.0%
Cost of products                      83.1         81.4           84.5
Selling, general and
 administrative                       16.0         16.3           15.7
Provision for
 restructuring costs                    .7          1.3            0.3
Customs duty refunds                    -          (1.1)            -
Equity in loss of
 unconsolidated
 subsidiaries                           -           0.1             -
Gain on disposal of assets            (0.4)        (0.2)            -
Operating income (loss)                0.6          2.2           (0.5)
Interest                               2.2          1.4            1.3
(Loss) earnings before
 income taxes                         (1.6)         0.8           (1.8)
Net (loss) earnings                   (1.2)%        0.6%          (1.2)%

     Fiscal 1995 Versus Fiscal 1994
     Net sales for 1995 increased by approximately 7%.  A
decline of 4% in units shipped was offset by an increase of 12%
in average selling price.  The increase in average selling price is primarily due to the greater influence of the "branded"
product sales.
     Profit margin declined by $871,000 for 1995.  As a percent of sales this represented a decline of 1.7%.  Two specific
customer programs were no longer profitable and have been
discontinued.  These two programs generated approximately
$16,000,000 of sales in 1995 and will not be replaced in 1996.
In addition, certain sales divisions were discontinued that
resulted in the liquidation and mark down of certain
inventories.
        5
     Selling, general and administrative expenses declined to
16.0% of sales for 1995 from 16.3% in 1994.
     On July 18, 1995, the Company announced the closings of two manufacturing facilities which complete the Company's program of reducing excess domestic production capacity begun three years ago.  The closing costs related thereto are included in the
statement of operations as Provision for restructuring costs.
The restructuring reduced the work force by approximately 400 associates or 25% of total employees.  Plant closing costs
totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the write-down of the manufacturing equipment to estimated
realizable value.
     Interest expense increased by $1,638,000 from 1994.
Approximately two thirds of this increase was due to a higher level of borrowing with the remainder due to higher effective interest rates.  The higher level of borrowing was the result of certain delays in order delivery dates from our customers which increased inventory levels during the course of the year, as well as the higher level of inventory required to support the growing sales volume of the "Branded" products.
     The effective tax benefit rate decreased to 24.9% in 1995
from the effective tax rate expense of 30.6% in 1994 primarily as a result of the loss of future state tax benefits that were generated in the current year.
     Fiscal 1994 Versus Fiscal 1993
     Net sales for 1994 decreased by approximately 12%.  The
sales decrease resulted from a 15% decrease in total units
shipped, combined with a 3% increase in average selling prices.
The selling prices in 1993 were lower than normal because of the markdowns taken to reduce inventory levels of excess or
discontinued products through promotional programs.  The
increase in profit margins is a result of more advantageous
sourcing and the elimination of promotional programs which
normally carry lower profit margins.
   During the year, the Company closed a manufacturing facility.
 The restructuring reduced the
workforce by approximately 200 associates or 10% of total
employment.  Plant closing costs totaled approximately
$2,300,000 representing severance pay, payroll taxes and a
noncash charge of $1,434,000 relating to the writedown of the facility and manufacturing equipment to realizable sales value.
The closing reduced the Company's excess domestic production capacity.
     The Company closed two facilities in 1993 incurring a
charge of $668,000 covering severance pay and payroll taxes.
Because of increased competitiveness and changing market
conditions, management will continue to assess the viability of its existing domestic operations.
     Selling, general and administrative expenses increased as a percent of sales to 16.1% in 1994 as compared to 15.7% of sales in 1993 primarily because of the decrease in sales volume.
Selling, general and administrative expenses actually decreased by 10% as a result of the realignment or discontinuance of
certain sales divisions and the cost cutting programs instituted in the latter part of 1993.
     Interest expense decreased by $110,000 or 4% from 1993
because of lower borrowing requirements.  The average cost of borrowing increased in 1994.
     The effective tax rate decreased to 30.6% from 32.5%
primarily as a result of the utilization of state tax benefits attributable to net operating loss carry-forwards that were
written-off in prior years.
               6
Liquidity and Capital Resources
     On December 30, 1995, the Company did not meet certain financial covenants in its existing agreement (the "Agreement"). The Agreement, last amended on March 1, 1996, provides for a line of credit ranging from $60,000,000 to $90,000,000 based on seasonal requirements.
Borrowings bear interest at the London Interbank Offered Rate or the
Prime Rate, at the option of the Company.  The Agreement expires on
October 1, 1996.
     The Agreement contains financial covenants, including but not limited to, financial covenants relating to borrowings, working capital, tangible net worth, cash flow and interest coverage. In addition, the Agreement restricts fixed asset purchases and does not allow for the payment of cash dividends. There is no requirement to maintain compensating balances under the Agreement, however, the Company is required to pay a fee of 1/2% of 1% per annum on the total commitment.
    All of the bank indebtedness outstanding at December 30, 1995 has been classified as current.
     On April 12, 1996, the Company received a commitment (the "New Facility" ) from a bank to refinance the bank indebtedness outstanding under its existing Agreement.
The commitment is subject to a number of closing conditions.
Management believes that such conditions will be satisfactorily met, however, there can be no assurance that the New Facility will close.  The New Facility will provide for a maximum line of credit of $100,000,000 which will include both direct loans and letters of credit. Availability under the New Facility will be based on a formula of eligible accounts receivable and eligible inventory and will provide for a seasonal overadvance of $23,000,000 within the $100,000,000 limit.
Direct borrowings will bear interest at the London Interbank
Offered Rate or the Prime Rate, at the option of the Company plus the applicable Margin (as defined in the New Facility). Borrowings are collateralized by accounts receivable, inventory, and general intangibles of the Company and its subsidiaries. The
New Facility, if closed, will expire in April 1999.
     The New Facility will contain financial covenants, including but not limited to, financial covenants related
to tangible net worth and interest coverage, and will restrict fixed asset purchases and does not allow for the payment of cash dividends.
There will be no requirement to maintain compensating balances, however, the Company will be required to pay a fee of 1/4% of 1% per annum on the unused portion of the total facility plus certain other administrative costs.
     Upon closing of the New Facility, approximately $7,750,000 of current bank debt will be reclassified to long-term debt.  As of
December 31, 1994, $10,685,000 of borrowings under the Agreement were classified as long- term debt.  The working capital ratio as of the end of 1995 was 2.1:1 as compared to 4.1:1 in 1994.
      During 1995, cash used in operations totaled approximately
$9,600,000 as compared to approximately $5,300,000 being
generated in 1994.  The substantial use of funds for 1995
financed increased inventory levels to support the growing sales of the Company's Branded apparel lines.
     Additions to plant, property and equipment represented
normal replacement and upgrading of equipment of approximately
$600,000 in 1995 and $1,100,000 in 1994.  Capital expenditures for 1996 are estimated to approximate the same level as 1994, and will be financed from operations.
7
     In 1993, the Company entered into two joint ventures in
Central America for the purpose of producing apparel under the
Caribbean Basin Incentive program or as imports.  The Company owns 50% of each joint venture.  The Company's combined
investments total $114,000.  In addition, advances of $27,000 in
1995 and $1,689,000 in 1994 were made for equipment purchases and working capital needs.  Additional loans, if any, are not expected to be significant in 1996.
     The Company has available lines of credit as of January 1,
1996 of $7,400,000 under the Agreement.  The credit that will be available under the New Facility, together with the cash expected to be provided from
operations, is adequate to meet the Company's short-term
financing needs.
         8
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of
  Hampton Industries, Inc.
Kinston, North Carolina

We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related statements of operations, shareholders' equity and cash flows for the years ended December 30, 1995, December 31, 1994 and December 23, 1993 and the supporting schedules listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements an financial statement schedules based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and December 23, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
Deloitte & Touche LLP
April 12, 1996 as to Note E
New York, New York
9

HAMPTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
                                     December 30,   December 31,
                                         1995           1994
ASSETS
Current assets:
  Cash                             $     351,982  $   1,132,205
  Accounts receivable, less
     reserve for doubtful
     accounts and allowances
     of $1,200,000 in 1995
     and $1,238,000 in 1994           22,283,271     22,260,087
  Inventories (Note B)                46,314,931     38,972,245
  Deferred income tax
     benefits (Note D)                 1,106,963      1,639,641
  Other current assets                 1,290,823        851,156
                                      ----------     ----------
    Total current assets              71,347,970     64,855,334
Property, plant and equipment
     - net (Notes C and E)            19,601,188     22,893,125
Assets held for disposal
     - net (Note J)                      937,916        521,759
Investments in and advances
  to unconsolidated affiliates         1,675,853      1,564,167
Other assets                             707,998        781,500
                                     ------------   ------------
                                   $  94,270,925  $  90,615,885
                                     ============   ============
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
  Notes payable - banks and
   current maturities of
   long-term debt (Note E)          $  20,612,673  $   1,064,657
  Accounts payable                     10,896,560     10,179,757
  Accrued liabilities (Note L)          2,289,907      3,289,648
  Income taxes (Note D)                    48,183      1,115,170
                                      ------------   ------------
    Total current liabilities          33,847,323     15,649,232

Deferred income tax
  liabilities (Note D)                    948,662      1,497,683
Long-term debt (Note E)                 5,304,540     17,002,214
Retirement plan
  obligations (Note G)                  4,059,287      4,191,790
Commitments and
 contengencies (Note E)                      -              -
Stockholders' equity
   (Notes E and F)
   Common stock, $1 par value
     - authorized 10,000,000
     shares; issued
     5,191,454 shares                   5,191,454      5,191,454
   Additional paid-in capital          34,018,908     34,018,908
   Retained earnings                   15,778,095     17,941,948
                                      ------------   ------------
                                       54,988,457     57,152,310
Less cost of common stock
  held in treasury-
    605,825 shares                      4,877,344      4,877,344
                                      ------------   ------------
   Total stockholders' equity          50,111,113     52,274,966
                                      ------------   ------------
                                    $  94,270,925  $  90,615,885
                                      ============   ============

See notes to consolidated
financial statements.
10

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS
                                                    YEAR ENDED
                                    December 30,   December 31,   December 25,
                                         1995           1994           1993
                                                    (53 WEEKS)
Net sales                         $ 184,592,840  $ 172,024,161  $ 196,438,276
Costs and expenses:
  Cost of products sold (Note B)    153,418,347    139,979,052    166,028,227
  Selling, general and
    administrative                   29,588,365     28,058,330     30,851,755
  Provision for restructuring
    costs (Note J)                    1,211,077      2,278,480        668,100
  Equity in (earnings) loss of
    unconsolidated affiliates          (116,618)       186,412         38,302
  Gain on disposal of assets           (683,102)      (384,832)       (94,831)
  Customs duty refunds (Note K)         (27,925)    (1,982,791)        -
                                    ------------   ------------   ------------

Operating income (loss)               1,202,696      3,889,510     (1,053,277)

  Interest                            4,084,949      2,446,486      2,552,014
                                    ------------   ------------   ------------
(Loss) Earnings before income
   tax provision (benefit)           (2,882,253)     1,443,024     (3,605,291)

 Income tax provision
     (benefit) (Note D):
   State and local                      288,800       (125,700)       369,900
   Federal                           (1,007,200)       567,000     (1,542,600)
                                   ------------    ------------   ------------
                                       (718,400)       441,300     (1,172,700)
                                    ------------   ------------   ------------
    Net (loss) earnings           $  (2,163,853) $   1,001,724  $  (2,432,591)
                                     ============   ============   ============

(Loss) Earnings per common share        $(.47)          $.22          $(.53)
                                         ====           ====           ====
Average common shares outstanding     4,585,629      4,585,629      4,585,629
                                       ========       ========       ========

See notes to consolidated
financial statements.
11

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY
                                            Common Stock           Additional
                                                                    paid-in
                                        Shares        Amount        capital
Balance, December 26, 1992            4,719,662  $   4,719,662  $  30,775,338
  Net loss                                -              -              -
  10% Common Stock dividend             471,792        471,792      3,243,570
                                      ---------      ---------     ----------
Balance, December 25, 1993            5,191,454      5,191,454     34,018,908
  Net earnings                            -              -              -
                                      ---------      ---------     ----------
Balance, December 31, 1994            5,191,454      5,191,454     34,018,908
  Net loss                                -              -              -
                                      ---------      ---------     ----------
Balance, December 30, 1995            5,191,454  $   5,191,454  $  34,018,908
                                      =========      =========     ==========
                                      Retained         Treasury Stock at cost
                                      earnings          Shares       Amount
Balance, December 26, 1992           $23,089,506       550,750     $4,877,344
  Net loss                            (2,432,591)         -             -
  10% Common Stock dividend           (3,716,691)       55,075          -
                                     ------------      -------     ----------
Balance, December 25, 1993            16,940,224       605,825      4,877,344
  Net earnings                         1,001,724          -             -
                                     ------------      -------     ----------
Balance, December 31, 1994            17,941,948       605,825      4,877,344
  Net loss                            (2,163,853)         -             -
                                     ------------      -------     ----------
Balance, December 30, 1995           $15,778,095       605,825     $4,877,344
                                     ============      =======     ==========

See notes to consolidated
financial statements.
12

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
                                                     YEAR ENDED
                                    December 30,   December 31,   December 25,
                                        1995           1994           1993
                                                    (53 WEEKS)
                                   ------------   ------------    -----------
OPERATING ACTIVITIES:
Net  (loss) earnings               $  (2,163,853) $   1,001,724  $  (2,432,591)
Adjustments to reconcile net
(loss) earnings to net
  cash (used in) provided by
  operating activities
  Amortization                          108,293         59,982         39,754
  Depreciation                        2,855,091      3,143,827      3,294,183
  Deferred income taxes                 (16,343)      (600,658)      (729,000)
  LIFO charge                          (204,800)       (92,747)      (534,876)
  Reserve for doubtful
    accounts and allowances           1,210,678        249,428        555,848
  Retirement plan obligations          (132,503)       650,674      1,304,602
  Gain on sale of
  operating assets                     (683,102)      (779,581)       (94,831)
  Equity in (earnings) loss
   of unconsolidated affiliates        (116,618)       186,412         38,302
  Provision for restructuring costs      45,083      1,665,170         20,194
Changes in current assets
   and  current liabilities
  Accounts receivable                (1,233,862)     1,107,534      5,683,282
  Inventories on a FIFO basis        (7,137,886)    (3,830,152)    20,820,214
  Other current assets                 (439,667)        94,105        468,618
  Accounts payable                      716,803      1,072,197     (2,802,241)
  Accrued liabilities                (1,334,993)       516,889       (391,176)
  Income taxes                       (1,066,987)       827,082         52,796
  NET CASH  (USED IN)
     PROVIDED BY                    ------------   ------------   -----------
     OPERATING ACTIVITIES            (9,594,666)     5,271,886     25,293,078
                                    ------------   ------------   -----------
INVESTING ACTIVITIES:
Additions to property,
  plant and equipment                  (619,524)    (1,077,567)    (1,773,866)
Proceeds received from sale of
  property, plant and equipment       1,645,124      1,658,357        157,085
Increase in investments
  in and advances to
  unconsolidated subsidiaries           (26,708)    (1,445,292)      (343,589)
(Increase) Decrease
  in other assets                       (34,791)      (332,708)        21,197
  NET CASH PROVIDED BY (USED IN)     ------------   ------------   ------------
     INVESTING ACTIVITIES               964,101     (1,197,210)    (1,939,173)
                                     ------------   ------------   ------------
FINANCING ACTIVITIES:
Additions to debt - Banks            48,295,000     24,675,000     14,305,000
                  - Other                -           3,900,000         -
Payments on debt - Banks            (39,380,000)   (31,230,000)   (37,215,000)
                 -Other              (1,064,658)      (981,767)      (843,879)
Cash paid in lieu of
 fractional shares                       -              -              (1,329)
  NET CASH PROVIDED BY (USED IN)    ------------   ------------   ------------
     FINANCING ACTIVITIES             7,850,342     (3,636,767)   (23,755,208)
                                    ------------   ------------   ------------
(DECREASE) INCREASE  IN CASH           (780,223)       437,909       (401,303)
CASH AT BEGINNING OF PERIOD           1,132,205        694,296      1,095,599
                                    ------------   ------------   ------------
CASH AT END OF PERIOD             $     351,982  $   1,132,205  $     694,296
                                   ============   ============   ============
Cash paid during the period
  - Interest                      $   3,901,000  $   2,431,000  $   2,441,000
                                    ============   ============   ============
  - Income Taxes                  $   1,544,000  $     177,000  $     293,000
                                    ============   ============   ============

See notes to consolidated
financial statements.
13
HAMPTON INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
                         AND DECEMBER 25, 1993
A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
      The Company is engaged in the business of manufacturing
and selling wearing apparel. The principal products consist of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. Sport and dress shirts, sweaters, swimtrunks, activewear and outerwear, for both men and boys, are imported from unaffiliated sources located primarily in the Far East.
     Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany profits, transactions and balances have been eliminated.
      Affiliated companies which are 50 percent owned but not controlled are accounted for by the equity method.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Inventories
      Inventories are carried at the lower of cost or market value. As described in Note B, the cost of substantially all inventory is determined by the last-in, first-out (LIFO) method.
     Property, Plant and Equipment
      Expenditures for buildings, equipment and improvements are capitalized and depreciated or amortized on a straight-line basis over their estimated useful lives. Estimated useful lives of assets are based upon the following ranges: land improvements, 30 years, buildings and leasehold improvements, 30 to 35 years, machinery and equipment, 3 to 15 years and furniture and fixtures, 5 to 10 years.
     Long-Lived Assets
      In March 1995, The Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Dsiposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.
     Revenue Recognition
      Sales revenue is recognized upon shipment of product,
which is when title to the product passes to the customer.
     Income Taxes
      Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).
14
     Earnings (Loss) Per Common Share
      Earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period, as adjusted retroactively for the 10% stock dividend issued in 1993.

     Postretirement Benefits
      During 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (SFAS 106) which established standards of financial accounting and reporting for the estimated cost of postretirement benefits other than pensions as associates render the services necessary to earn their postretirement benefits. Adoption of SFAS No. 106 did not have a significant impact on the Company's financial position or results of operations.

     Stock Options and Warrants

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123; however, the Company does not believe that adoption of SFAS No. 123 will have a significant impace on the Compny's financial positon or results of operations.

Fair Value of Financial Instruments

      During October 1994, the Financial Accounting Standards Board issued SFAS 107, "Disclosure about Fair Value of Financial Instruments." This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.
      For financial instruments including cash, accounts receivable and payable, accruals, notes payable - banks and current maturities of long-term debt, it was assumed that the carrying amount approximated fair value because of their short maturity.
      The carrying amount of the non-current portion of mortgage notes due through the year 2000, all of which bear interest at floating rates, are also assumed to approximate their fair values.
     Investments in and Advances to Unconsolidated Affiliates
      The investment in unconsolidated affiliates represents investments in two Central American companies and are carried on the equity basis, which approximates the Company's equity in the unconsolidated affiliates underlying net book values. Advances receivable from the unconsolidated affiliates total $1,945,260 at December 30, 1995 and $1,918,552 at December 31, 1994.

B.  INVENTORIES
                         1995                     1994
Finished goods       $37,092,349           $24,757,375
Work-in-process        4,041,951             7,148,319
Piece goods            4,118,109             5,823,719
Supplies and other     1,062,522             1,242,832
                      46,314,931            38,972,245

15
     Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Information related to the first-in, first-out (FIFO) method may be useful in comparing operating results to those of companies not on LIFO. On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories at December 30, 1995 and December 31, 1994 would have been approximately $51,400,000 and $44,261,000, respectively. The LIFO valuation method had the effect of increasing net earnings by $153,800 ($.03 per share) in 1995, $64,400 ($.01 per share) in 1994 and $360,900
($.08 per share) in 1993. The income realized as a result of inventory liquidation was not significant in 1995, $510,400 ($.11 per share) in 1994 and $78,100 ($.02 per share) in 1993.
Included in finished goods are inventory in transit of $7,139,300 in 1995 and $6,368,800 in 1994.

C.  PROPERTY, PLANT AND EQUIPMENT
                                             1995                  1994
Land and land improvements              $ 2,591,277          $  2,667,594
Buildings and leasehold improvements     21,341,229            22,464,729
Machinery and equipment                  16,004,034            20,126,580
Furniture and fixtures                    1,405,014             1,388,373
                                         41,341,554            46,647,276
Less accumulated depreciation
 and amortization                        21,740,366            23,754,151
                                         19,601,188            22,893,125

D.  INCOME TAXES

     Components of income tax (benefit) provision reflected in
the consolidated statements of operations are as follows:
                       1995              1994            1993
Current:
Federal              $(874,400)      $  947,000      $  (624,400)
State and local        172,300           95,000          180,700
                      (702,100)       1,042,000         (443,700)
Deferred:
Federal               (132,800)        (380,000)        (918,200)
State and local        116,500         (220,700)         189,200
                       (16,300)        (600,700)        (729,000)
                      (718,400)         441,300       (1,172,700)

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings, with the income tax (benefit) provision in the consolidated
statements of operations:
                                       1995              1994           1993
Income tax (benefit) expense at
  the statutory rate (34%)           $ (980,000)     $490,600   $ (1,225,800)
Increase (Decrease) resulting from:
     State and local income taxes,
     net of federal income tax          190,600       (73,600)       244,000
     Other, net                          71,000        24,300       (190,900)
                                      $(718,400)     $441,300   $ (1,172,700)

         16

     The components of deferred taxes included in the balance
sheet as of December 30, 1995 and December 31, 1994 are as
follows:
                                               1995                1994
Deferred income tax assets:
Net operating loss carryforwards          $ 927,964            $ 1,097,800
Restructuring costs                         281,914                779,372
Allowance for doubtful accounts             203,425                369,373
Inventory                                   456,906                372,396
Charitable contribution carryforwards        84,176                   -
Other                                        (1,154)                (7,100)
                                          1,953,231              2,611,841
Valuation allowance                        (846,268)              (972,200)
                                          1,106,963              1,639,641
Deferred income tax liabilities:
Depreciation                            $ 3,046,797            $ 3,358,326
Deferred compensation                    (1,560,637)            (1,684,573)
Alternative minimum tax credit             (226,648)                 -
Trademarks                                 (161,067)              (127,377)
Equity in profit (loss) of
 joint venture                              (98,474)                 -
Jobs credit carryforwards                   (52,556)                 -
Other                                         1,247                (48,693)
                                            948,662              1,497,683

      Net operating loss carryforwards for state income tax purposes expire as follows: $3,945,900 in 1996, $2,589,400 in 1997, $3,559,000 in 1998, $1,091,400 in 1999, $3,195,300 in
2000, $442,200 in 2007, $667,300 in 2008 and $774,800 in 2010.
For federal income tax purposes, a jobs credit carryforward of $52,600 expires in 2010.
       17

E.  LONG-TERM DEBT
                                                1995            1994
Revolving credit facility (i)              $19,600,000      $10,685,000
8 1/4% mortgage notes, due
 monthly to 1996 (ii)                          395,993          836,727
Capitalized lease obligations                2,250,011        2,583,343
Promissory note, due
 quarterly to 1997                              31,209           61,801
Mortgage note, due quarterly
 to 2000                                     3,640,000        3,900,000
                                            25,917,213       18,066,871
Less amount due in one year                 20,612,673        1,064,657
                                             5,304,540       17,002,214

     Annual maturities of bank and other long-term debt,
including capitalized leases, are as follows:
1996                      $20,612,673
1997                          592,986
1998                          596,538
1999                        1,510,016
2000                        2,600,000
                           25,917,213

 (i)     On December 30, 1995, the Company did not meet certain
financial covenants in its existing agreement (the "Agreement").
The Agreement, last amended on March 1, 1996, provides for a line of credit ranging from $60,000,000 to $90,000,000 based on seasonal require-ments. Borrowings bear interest at the London Interbank Offered Rate or the Prime Rate, at the option of the Company.  Indebtedness under the
Agreement
is collateralized by all of the accounts receivable and inventory of the Company. The Agreement expires on October 1, 1996.
     The Agreement contains financial covenants, including but not limited to, financial covenants related to borrowings, working capital, tangible net worth, cash flow and interest coverage. In addition, the Agreement restricts fixed asset purchases and does not allow for the payment of cash dividends. There is no requirement to maintain compensating balances under the Agreement, however, the Company is required to pay a fee of
1/2% of 1% per annum on the total commitment.
     All of the indebtedness outstanding at December 30, 1995 has been classified as current.
     On April 12, 1996, the Company received a commitment (the "New Facility") from a bank to refinance the bank indebtedness under its existing Agreement.
The Commitment is subject to a number of closing conditions. Management believes that such conditions will be satisfactorily met, however, there can be no assurance that the New Facility will close.
The New Facility will replace the existing facility
which was executed in December 1994. The New
18
 Facility will
provide for a maximum line of credit of $100,000,000 which will include both direct loans and letters of credit.  Availability under the New
Facility is based on a formula of eligible accounts receivables and eligible inventory and will provide for a seasonal overadvance of up to $23,000,000 within the $100,000,000 maximum line of credit. Direct borrowings will bear interest based on the
London Interbank Offered Rate or the Prime Rate, at the option of the Company plus the applicable Margin (as defined in the New Facility). Borrowings are collateralized by the accounts receivable, inventory and general intangibles of the Company and its subsidiaries.  The New Facility, if closed, will expire April 1999.
     The New Facility contains financial covenants, including but not limited to, financial convenants, including but not limited to, tangible net worth and interest coverage and will restrict fixed asset purchases and does not allow for the payment of cash dividends.
There will be no requirement to maintain compensating balances under the Agreement, however, the Company is required to pay a fee of
1/4% of 1% per annum on the unused portion of the total facility plus certain other administrative costs.
     Upon the closing of the New Facility, approximately $7,750,000 of current bank debt will be reclassified to long-term debt.
(ii)    The 8 1/4% mortgage notes are payable primarily to
principal stockholders of the Company and members of their
families.
(iii)   The mortgage notes and the capitalized lease obligations
are collateralized by building and property having a carrying value at December 30, 1995 of $10,377,000.  The effective
interest rate on the aggregate amount of capitalized leases at
December 30, 1995 was 5.34%.  The effective interest rate on the mortgage note due in 2000 at December 30, 1995 was 7.98%.
     At December 30, 1995, letters of credit amounting to
approximately $29,042,000 relating to approximately $31,261,000 of purchase commitments issued to foreign suppliers were
outstanding.
F.   STOCKHOLDERS' EQUITY
     Preferred Stock
     The Company has authorized 14,140.5 shares of $7 cumulative
First Preferred Stock, par value of $100, none of which is
issued.
     In addition, the Company has authorized 1,000,000 shares of
Second Preferred Stock, par value of $1, none of which has been issued.  The Board of Directors is authorized to fix
designations, relative rights, preferences and limitations on the stock at the time of issuance.
     Common Stock
     The Board of Directors declared a 10% stock dividend in
1993.  Earnings  (loss) per share have been restated to reflect the stock dividends declared.
     In 1992, the stockholders approved a non-qualified stock
option plan (the "Plan").  The Plan authorizes a stock option committee to determine and designate those associates and
directors who are to be granted stock options.  Stock options allow for the purchase of common stock at prices determined by the stock option committee on the date of the grant.  Options under the Plan become exercisable in increments of 20% annually and expire ten years from the date of the grant.  Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of the common stock of the Company.  The total amount of common stock issuable upon the exercise of all stock options under the Plan may not exceed
363,000 shares.  No stock options had been granted under the
Plan as of December 30, 1995.
G.   PROFIT SHARING PLANS
     Through December 31, 1995, the Company maintained two
qualified profit sharing plans.  The two plans were essentially identical.  One covered the hourly associates of the Company, and the other covered the salaried associates.  These plans
exclude all associates who were classified as "highly
compensated" under the provision of the Internal Revenue Code.
The contributions to the Plans were discretionary, and in no event will any portion of the contributions paid revert to the
Company.  Company contributions to the Plans were $248,000,
$446,000 and $356,000 in 1995, 1994 and 1993 respectively.
     On December 31, 1995 the qualified plan for salaried
associates was merged into the qualified hourly associates plan, which plan was amended to, among other things, include "highly compensated" associates.  The Company will make a matching
contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service Code).
 The Company has the option of changing the matching
contribution each year.  The Company continues to have the right to amend, modify or terminate the Plan.
     The Company also maintains a Supplemental Retirement Plan
for Key Employees (the Plan) to permit certain key associates to defer receipt of current compensation in order to provide
retirement and death benefits on behalf of such associates.
Company profit sharing credits are determined at the discretion of the Board of Directors.  Amounts of profit sharing credits are vested in the same
 manner as vesting occurs under the Company's Qualified Profit
Sharing and Retirement Savings Plans.  An annual return equal to the Moody's AAA Corporate bond rate is added to each participant deferred compensation account balance and employer profit
sharing credit account balance.  The Company may provide
supplemental profit sharing credits to one or more active
participants in the Plan, the amount of which shall be
determined by the Board of Directors in its sole and absolute discretion.
     As of December 30, 1995, there were 43 participants in the
Plan, including all of the executive officers of the Company.
None of these associates were able to participate in the
Company's qualified profit sharing plans prior to January 1,
1996.  The Company credited $137,000 and  $224,000 of profit sharing credits and $285,000 and $282,000 of interest to the participants accounts, in 1995 and 1994, respectively.  In 1993, the Company credited $332,000 of profit sharing credits, a
discretionary supplemental credit of $320,000, which is included in selling, general and administrative expenses, to one
associate and $171,000 of interest to the participant accounts.
The Plan is not intended to be a qualified plan under the
provisions of the Internal Revenue Code.  The Plan is intended to be unfunded and, therefore, all compensation deferred under the Plan is held by the Company and commingled with its general assets.
       As of January 1, 1996, the participants in the Plan are
no longer able to make salaried deferrals.  Participant
deferrals are fully vested.
20
H.  SELECTED QUARTERLY DATA (UNAUDITED)

    The following table sets forth selected quarterly financial information for the fiscal years 1995
and 1994 (in thousands of dollars, except per share amounts):
                        NET       GROSS     NET EARNINGS (LOSS)
                       SALES     MARGIN      AMOUNT  PER SHARE
QUARTER ENDED
4-1-95              $ 40,082   $  7,908      $  (186)     $(.04)
7-1-95                25,055      3,779       (3,496)      (.76)
9-30-95               64,095     12,334        1,751        .38
12-30-95              55,361      7,153         (233)      (.05)
YEAR                $184,593    $31,174      $(2,164)     $(.47)

                              NET           GROSS      NET EARNINGS (LOSS)
                             SALES         MARGIN     AMOUNT  PER SHARE
QUARTER ENDED
 3-26-94                  $ 35,431        $ 6,711    $ (1,915)    $(.42)
 6-25-94                    28,346          4,230      (1,423)     (.31)
 9-25-94                    50,776          9,880       1,883       .41
12-31-94                    57,471         11,224       2,457(i)    .54
YEAR                       172,024         32,045       1,002       .22

(i) Includes $1,099,225 of Customs duty refunds. (See note K)
I.  CONCENTRATION OF CREDIT RISK
     Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses.
     The Company's broad range of customers includes many large multi-outlet retail chains, three of which account for a significant percentage of sales volume, as follows:

                                        1995          1994          1993
Wal-Mart Stores, Inc.                    18%           17%           15%
J.C. Penney Co., Inc.                    16%           18%           15%
Sears Roebuck & Company                   4%            4%            7%

21
J.  RESTRUCTURING COSTS
     On July 18, 1995, the Company announced the closing of two manufacturing facilities which completed the Company's program of reducing excess domestic production capacity begun three years ago. The closing costs related thereto are included in the statement of operations as provision for restructuring costs. The restructuring reduced the work force by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 related to the write-down of the manufacturing equipment to estimated realizable value.
     During 1994, the Company closed a manufacturing facility. The restructuring reduced the workforce by approximately 200 associates or 10% of total employment. Plant closing costs, totaled approximately $2,300,000 representing severance pay, payroll taxes, and a noncash charge of $1,434,000 relating to the writedown of the facility and manufacturing equipment to realizable sales value.
     The Company closed two facilities in 1993 incurring a charge of $668,000 covering severance pay and payroll taxes.
     The closings reduced the Company's excess domestic production capacity.
I.  CUSTOMS DUTY REFUNDS
     In 1994, the Company received funds of countervailing customs duties assessed by the U. S. Customs in 1990 and 1991 on certain imported products which were determined not to be subject to anti-dumping provisions. Additional refunds, if any, are not expected to be significant.

L.  ACCRUED LIABILITIES
     Accrued liabilities consist of the following:
                                        1995                  1994
Accrued payroll                    $   771,955            $   834,918
Accrued restructuring                  587,000                251,748
Accrued expenses                       556,172              1,937,259
Other                                  374,780                265,723
                                   $ 2,289,907            $ 3,289,648

20
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None
22
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     See "Election of Directors" on page 2 of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference. Also, see information contained under the caption "Executive Officers of Registrant" on page 2 hereof.
ITEM 11.  EXECUTIVE COMPENSATION
     See "Compensation of Officers and Directors" on page 5 of the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     See "Voting Securities" on page 1 of the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See "Certain Transactions with Management" on page 10 of the Registrant's 1996 Proxy Statement, which information is incorporated herein by reference.
23
PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
(a)1.  Financial Statements
              Page
       The following consolidated financial statements of
       Inc. and its subsidiaries are included in Part II,  Item
8:
       Independent Auditors' Report..............     9
       Consolidated balance sheets
          - December 30, 1995 and
          December 31, 1994             .........    10
       Consolidated statements of
         operations - years ended
         December 30, 1995,
         December 31, 1994 and
         December 25, 1993.......................   11
       Consolidated statements of
         stockholders' equity - years
         ended December 30, 1995,
         December 31, 1994 and
         December 25,  1993 ......................  12
       Consolidated statements of cash flows - years ended
         December 30, 1995, December 31, 1994
         and December 25, 1993...................   13
       Notes to consolidated
       financial statements..........               14-22
(a)2.  Financial Statement Schedule
       Schedule II - Valuation and
       qualifying accounts.......................   25
     All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.
(a)3.  Exhibits
       Exhibit No. 21 - Subsidiaries of the Company
 ...................................................  26
(b)    Reports on Form 8-K
       None
24

HAMPTON INDUSTRIES, INC.
SCHEDULE II - VALUATION AND
 QUALIFYING ACCOUNTS
                                                Additions
                                 Balance at      Charged to
                                  beginning      costs and
        Description               of period       expenses
- ----------------------------    -------------    ----------
DEDUCTED FROM ASSETS TO WHICH
  THEY APPLY:
  RESERVE FOR DOUBTFUL ACCOUNTS
    AND ALLOWANCES:
    Year ended December 30,     $   1,238,000    $1,210,678
                                =============    ==========
    Year ended December 31,     $   1,623,200    $  246,537
                                =============    ==========
    Year ended December 25,     $   1,656,600    $  555,848
                                =============    ==========

                                                                Balance at
                                   Charged to                       end
        Description              other accounts   Deductions     of period
- ----------------------------      -------------   ----------    ----------
DEDUCTED FROM ASSETS TO WHICH
  THEY APPLY:
  RESERVE FOR DOUBTFUL ACCOUNTS
    AND ALLOWANCES:
    Year ended December 30,     $      -    (A)  $1,248,678(B)   $1,200,000
                                =============    ==========      ==========
    Year ended December 31,     $      2,891(A)  $  634,628(B)   $1,238,000
                                =============    ==========      ==========
    Year ended December 25,     $      -    (A)  $  589,248(B)   $1,623,200
                                =============    ==========      ==========

NOTES:
(A)  Recoveries of accounts
     previously written off.
(B)  Uncollectible accounts
     written off.
25
Exhibit 21
HAMPTON INDUSTRIES, INC.
Subsidiaries
Name                            State of Incorporation
Production Link, Ltd.			        New York
Samsons Inc.                    North Carolina
Samsons Manufacturing Corp.     North Carolina
Kinston Shirt Company     	     North Carolina
Samsons Apparel Corp.           North Carolina
(wholly-owned subsidiary of
 Samsons Manufacturing Corp.)
Kinston Paper Box Co., Inc.    North Carolina
Kinston Die Cutting Corp.      North Carolina
Hampco Apparel, Inc.           Maryland
Hampton Shirt Co., Inc.        New York
Hampton Shirt Co., Inc.        North Carolina
Snow Hill Apparel Co., Inc.    North Carolina
Hamptex, Inc.                  North Carolina
	Hampton owns 100% of the outstanding stock of each subsidiary, except as indicated, and all are included in the consolidated financial statements.
26
SIGNATURES
	Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hampton Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HAMPTON INDUSTRIES, INC.
S/DAVID FUCHS
David Fuchs, Chairmen and Director

Steven Fuchs, President and Director
S/ROBERT J. STIEHL, JR.
_______________________________________
Robert J. Stiehl, Jr., Executive Vice President
Operations and Chief Financial Officer
	Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:
S/HERBERT L. ASH             			S/SOL SCHECHTER
_____________________           	___________________________________
Herbert L. Ash, March 28, 1996		Sol Schechter,March 28, 1996
(Director)                      (Director)
S/GERALD FRIEDER		            		S/PAUL CHUSED
______________________          	___________________________________
Gerald Frieder, March 28, 1996   Paul Chused, March 28, 1996
(Director)                       (Director)
         The Company's annual report to stockholders and proxy
material is to be furnished to its security holders subsequent to the filing of the annual report on this form.  Copies of such material will be furnished to the Commission when it is sent to security holders.
27