Form 10-K/A
period 1995-12-30
HAMPTON INDUSTRIES INC /NC/
filed 1996-05-07
CIK 45260

This is an amendment to the 10K for the period ending December
30, 1995. The amendment reflects changes in the independent auditor's report due to typographical errors and incorrect wording of passages.

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

     For the transition period from __________________ to _________________
     Commission file number 1-6105

                       Hampton Industries, Inc.
       (Exact name of registrant as specified in its charter)

           North Carolina                      56-0482565
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)          Identification N0.)

 2000 Greenville Hwy., P.O. Box 614, Kinston,NC       28502-0614
     (Address of principal executive offices)         (ZIP Code)

Registrant's telephone number, including area code:
               (919)527-8011

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                 Name of each exchange on
  Common Stock $1.00 par                    which registered
     value per share                     American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes (X)  No ( )

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Hampton Industries, Inc.

We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 30, 1995, December 31, 1994 and December 25, 1993. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and December 25, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
March 8, 1996
(April 12, 1996 as to Note E)
New York, New York

9

                         SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hampton Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HAMPTON INDUSTRIES, INC.

                      S/DAVID FUCHS
                      _________________________________
                      David Fuchs, Chairman and Director

                      S/STEVEN FUCHS
                      _________________________________
                      Steven Fuchs, President and Director

                      S/ROBERT J. STIEHL, JR.
                      _________________________________
                      Robert J. Stiehl, Jr.,
                      Executive Vice President -
                      Operations and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

S/HERBERT L. ASH                   S/SOL SCHECHTER
_______________________            ________________________
Herbert L. Ash, April 12, 1996     Sol Schechter, April 12, 1996
(Director)                         (Director)

S/GERALD FRIEDER                   S/PAUL CHUSED
_______________________            ________________________
Gerald Frieder, April 12, 1996     Paul Chused , April 12, 1996
(Director)                         (Director)

     The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.

27