Form 10-Q
period 1996-03-30
HAMPTON INDUSTRIES INC /NC/
filed 1996-05-14
CIK 45260

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON,  DC  20549

                        FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 30, 1996

                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

Commission file number 1-6105

             Hampton Industries, Inc.
(Exact name of registrant as specified in its charter)

       North Carolina                   56-0482565
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)     Identification No.)

2000 Greenville Hwy., P.O. Box 614, Kinston, NC
  (Address of principal executive offices)

                 28502-0614
                 (Zip Code)

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

               						Yes  X  No ___

As of April 30, 1996, there were 4,585,629 shares of common stock outstanding.