Form 10-Q
period 1996-06-29
HAMPTON INDUSTRIES INC /NC/
filed 1996-08-02
CIK 45260

HAMPTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                         June 29,      July 1,     December 30,
                                           1996          1995          1995
ASSETS
Current assets:
  Cash                                $     22,660  $     63,015  $    351,982
  Accounts receivable - net             14,627,238    18,197,063    22,283,271
  Inventories                           56,698,465    73,268,571    46,314,931
  Deferred income tax benefits           1,896,463     3,576,241     1,106,963
  Other current assets                   1,220,291       727,635     1,290,823
                                       ------------  ------------  ------------
    Total current assets                74,465,117    95,832,525    71,347,970

Property, plant and equipment - net     18,014,916    20,241,526    19,601,188
Assets held for sale - net               1,087,312     1,399,640       937,916
Investments in and advances to
  unconsolidated affiliates              1,628,439     1,518,027     1,675,853
Other assets                             1,053,096       678,908       707,998
                                       ------------  ------------  ------------
                                      $ 96,248,880  $119,670,626  $ 94,270,925
                                       ============  ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
    maturities of long-term debt      $ 18,719,925  $ 30,846,618  $ 20,612,673
  Accounts payable                       9,126,774    12,196,579    10,896,560
  Accrued liabilities                    2,104,871     3,584,477     2,289,907
  Income taxes                                 -          70,320        48,183
                                       ------------  ------------  ------------
    Total current liabilities           29,951,570    46,697,994    33,847,323

Deferred income tax liabilities            817,962     1,494,483       948,662
Long-term debt                          12,750,012    18,665,685     5,304,540
Retirement plan obligations              4,066,084     4,219,677     4,059,287
Stockholders' equity                    48,663,252    48,592,787    50,111,113
                                       ------------  ------------  ------------
                                      $ 96,248,880  $119,670,626  $ 94,270,925
                                       ============  ============  ============

Note: The consolidated balance sheet at December 30, 1995 has been taken from the audited financial statements and condensed.

See notes to consolidated financial statements.
I-1

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                              Twenty-Six
                                              Weeks Ended
                                         June, 29      July, 1
                                           1996          1995
                                       ------------  ------------
Net sales                             $ 61,231,250  $ 65,137,429
                                       ------------  ------------

Costs and expenses:

  Cost of products sold                 48,965,326    53,423,324

  Selling, general and administrative   13,971,606    14,656,040

  Equity in loss (earnings) of              49,066        (5,613)
   unconsolidated affiliates
  Provision for restructuring costs           -        1,211,077

  Gain on disposal of assets              (785,090)      (47,217)
                                       ------------  ------------
Operating loss                            (969,658)   (4,100,182)

  Interest                               1,398,403     1,521,797
                                       ------------  ------------

Loss before income tax benefit          (2,368,061)   (5,621,979)

  Income tax benefit                      (920,200)   (1,939,800)
                                       ------------  ------------

      Net loss                        $ (1,447,861) $ (3,682,179)
                                       ============  ============

Net loss per common share                $(.32)        $(.80)
                                           ====          ====
Average common shares outstanding       4,585,629     4,585,629
                                         ========      ========

See notes to consolidated financial statements.
I-2

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                               Thirteen
                                              Weeks Ended
                                         June 29,      July 1,
                                           1996          1995
                                       ------------  ------------
Net sales                             $ 25,295,098  $ 25,055,196
                                       ------------  ------------

Costs and expenses:

  Cost of products sold                 20,728,133    21,271,540

  Selling, general and administrative    6,367,561     6,976,276

  Equity in  loss  of unconsolidated        58,874           608
    affiliates
  Provision for restructuring costs             -      1,211,077

  Gain on disposal of assets              (653,096)       (8,054)
                                       ------------  ------------
Operating loss                          (1,206,374)   (4,396,251)

  Interest                                 744,821       945,424
                                       ------------  ------------
Loss before income tax
      benefit                           (1,951,195)   (5,341,675)

  Income tax benefit                      (767,300)   (1,845,500)
                                       ------------  ------------

      Net loss                        $ (1,183,895) $ (3,496,175)
                                       ============  ============

Net loss per common share                $(.26)        $(.76)
                                           ====          ====
Average common shares outstanding       4,585,629     4,585,629
                                         ========      ========

See notes to consolidated financial statements.
I-3

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     Twenty-Six
                                                     Weeks Ended
                                                June 29,      July 1,
                                                  1996          1995
                                              ------------  ------------
OPERATING ACTIVITIES:
   Net  loss                                 $ (1,447,861) $ (3,682,179)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Amortization                                  13,988        26,106
     Depreciation                               1,243,354     1,363,446
     Deferred income taxes                       (920,200)   (1,939,800)
     LIFO charge                                1,193,295       874,200
     Reserve for doubtful accounts               (607,967)      234,479
        and allowances
     Retirement plan obligations                    6,797        27,887
     Gain on sale of assets held for             (785,090)      (47,217)
        disposal
     Equity in  loss (earnings) of                 49,066        (5,613)
        unconsolidated affiliates
     Provision for restructuring costs           (530,899)    1,193,924
  Changes in current assets and
        current liabilities:
    Accounts receivable                         8,264,000     3,828,545
     Inventories on a FIFO basis              (11,576,829)  (35,170,526)
     Other current assets                          70,532       123,521
     Accounts payable                          (1,769,786)    2,016,822
     Accrued liabilities                          345,863      (285,738)
     Income taxes                                 (48,183)   (1,044,850)
NET CASH  USED IN                             ------------  ------------
  OPERATING ACTIVITIES                         (6,499,920)  (32,486,993)
                                              ------------  ------------
INVESTING ACTIVITIES:
   Additions to property,                        (226,553)     (333,067)
      plant and equipment
   Net proceeds received from disposition
      of assets held for sale                   1,188,890       186,467
   Decrease in investments and advances to
     unconsolidated affiliates                     14,623        42,485
   (Increase) decrease in other assets           (359,086)       76,486
NET CASH PROVIDED BY (USED BY)                ------------  ------------
  INVESTING ACTIVITIES                            617,874       (27,629)
                                              ------------  ------------
FINANCING ACTIVITIES:
   Additions to debt  -Banks                    6,957,260    32,075,000
   Payments on debt   -Banks                     (846,071)       -
                      -Other                     (558,465)     (629,568)
NET CASH PROVIDED BY  FINANCING               ------------  ------------
  ACTIVITIES                                    5,552,724    31,445,432
                                              ------------  ------------
DECREASE  IN CASH                                (329,322)   (1,069,190)
CASH AT BEGINNING OF PERIOD                       351,982     1,132,205
                                              ------------  ------------
CASH AT END OF PERIOD                        $     22,660  $     63,015
                                              ============  ============
Cash paid during the period - Interest       $  1,208,000  $  1,299,000
                                              ============  ============
                            - Income Taxes   $     76,000  $  1,358,000
                                              ============  ============

See notes to condensed consolidated financial statements.
I-4