Form 10-Q
period 1996-09-28
HAMPTON INDUSTRIES INC /NC/
filed 1996-10-24
CIK 45260

HAMPTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                      September 28, September 30, December 30,
                                          1996          1995         1995
                                      ------------  ------------  -----------
ASSETS
Current assets:
  Cash                              $     374,681 $      29,951 $    351,982
  Accounts receivable - net            36,225,590    46,094,696   22,283,271
  Inventories                          41,201,949    64,634,529   46,314,931
  Deferred income tax benefits            613,463     2,349,641    1,106,963
  Other current assets                  1,232,010       673,391    1,290,823
                                      ------------  ------------  -----------
    Total current assets               79,647,693   113,782,208   71,347,970

Property, plant and equipment - net    17,780,584    19,632,704   19,601,188
Assets held for disposal - net          1,087,312     1,399,640      937,916
Investments in and advances to
    unconsolidated affiliates           1,634,606     1,670,984    1,675,853
Other assets                            1,366,870       666,187      707,998
                                      ------------  ------------  -----------
                                    $ 101,517,065 $ 137,151,723 $ 94,270,925
                                      ============  ============  ===========
LIABILITIES
  AND STOCKHOLDERS'EQUITY
Current liabilities:
  Notes payable - banks and
    current maturities of
    long-term debt                  $  22,308,229 $  46,946,374 $ 20,612,673
  Accounts payable                      7,775,586    12,148,358   10,896,560
  Accrued liabilities                   2,011,022     3,628,199    2,289,907
  Income taxes                            539,376        69,709       48,183
                                      ------------  ------------  -----------
    Total current liabilities          32,634,213    62,792,640   33,847,323

Deferred income tax liabilities           791,962     1,631,483      948,662
Long-term debt                         12,685,013    18,471,205    5,304,540
Retirement plan obligations             4,024,899     3,912,069    4,059,287
Stockholders' equity                   51,380,978    50,344,326   50,111,113
                                      ------------  ------------  -----------
                                    $ 101,517,065 $ 137,151,723 $ 94,270,925
                                      ============  ============  ===========

Note: The consolidated balance sheet at December 30, 1995 has been taken from the audited financial statements and condensed.
See notes to consolidated financial statements.
I-1

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Thirty-Nine
                                                  Weeks Ended
                                         September 28, September 30,
                                             1996          1995
                                         ------------  ------------
Net sales                               $ 115,456,938 $ 129,232,422
                                         ------------  ------------
Costs and expenses:

 Cost of products sold                     90,161,289   105,182,953

 Selling, general and administrative       21,523,875    22,683,262

  Equity in loss (earnings) of
    unconsolidated affiliates                   6,453       (93,361)

  Provision for restructuring costs                -      1,211,077

  Gain on disposal of assets                 (795,899)     (142,900)
                                         ------------  ------------
Operating income                            4,561,220       391,391

  Interest                                  2,501,555     2,898,231
                                         ------------  ------------
  Income (loss) before income tax
      provision (benefit)                   2,059,665    (2,506,840)

 Income tax provision (benefit)               789,800      (576,200)
                                         ------------  ------------

    Net income (loss)                   $   1,269,865 $  (1,930,640)
                                         ============  ============

Net income (loss) per common share           $.28         $(.42)
                                             ====          ====
Average common shares outstanding         4,585,629     4,585,629

See notes to consolidated financial statements.
I-2

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                     Thirteen
                                                    Weeks Ended
                                            September 28, September30,
                                                1996          1995
                                            ------------  ------------
Net sales                                  $  54,225,688 $  64,094,993
                                            ------------  ------------
Costs and expenses:

  Cost of products sold                       41,195,963    51,759,629

  Selling, general and administrative          7,552,269     8,027,222

  Equity in (earnings) of
    unconsolidated affiliates                    (42,613)      (87,748)

  Provision for restructuring costs                  -             -

  Gain on disposal of assets                     (10,809)      (95,683)
                                            ------------  ------------
Operating income                               5,530,878     4,491,573

  Interest                                     1,103,152     1,376,434
                                            ------------  ------------

Income before income tax provision             4,427,726     3,115,139

  Income tax provision                         1,710,000     1,363,600
                                            ------------  ------------

      Net income                           $   2,717,726 $   1,751,539
                                            ============  ============

Net income per common share                     $.59           $.38
                                                ====           ====
Average common shares outstanding             4,585,629     4,585,629
                                              =========     =========

See notes to consolidated financial statements.
I-3

HAMPTON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                Thirty-nine Weeks Ended
                                              September 28, September 30,
                                                  1996          1995
                                              ------------  ------------
OPERATING ACTIVITIES:
  Net income (loss)                          $   1,269,865 $  (1,930,640)
  Adjustments to reconcile net income
      to net cash used in  operating
      activities:
    Amortization                                    20,997        39,159
    Depreciation                                 1,808,760     2,031,599
    Deferred income taxes                          336,800      (576,200)
    LIFO charge                                  1,379,783     1,343,600
    Reserve for doubtful accounts and
      allowances                                  (630,002)      377,651
    Retirement plan obligations                    (34,388)     (279,721)
    Gain on sale of operating assets              (795,899)     (142,900)
    Equity in loss (earnings) of
      unconsolidated affiliates                      6,453       (93,361)
    Provision for restructuring costs             (391,959)    1,190,754
  Changes in current assets and
    current liabilities:
    Accounts receivable                        (13,312,317)  (24,212,260)
    Inventories on a FIFO basis                  3,733,199   (27,005,884)
    Other current assets                            58,813       177,765
    Accounts payable                            (3,120,974)    1,968,601
    Accrued liabilities                            113,074      (238,846)
    Income taxes                                   491,193    (1,045,461)
NET CASH  USED IN                             ------------  ------------
   OPERATING ACTIVITIES                         (9,066,601)  (48,396,144)
                                              ------------  ------------
INVESTING ACTIVITIES:
  Additions to property, plant
    and equipment                                 (559,089)     (451,346)
  Net proceeds received from disposition
    of assets held for sale                      1,193,022       356,292
  Decrease (increase) in investments and
    advances to unconsolidated affiliates           59,207       (37,918)
  (Increase) Decrease in other assets             (679,869)       76,154
NET CASH PROVIDED BY (USED IN)                ------------  ------------
   INVESTING ACTIVITIES                             13,271       (56,818)
                                              ------------  ------------
FINANCING ACTIVITIES:
  Additions to debt  -Banks                      9,828,389    49,555,000
  Payments on debt   -Banks                              0    (1,390,000)
                     -Other                       (752,360)     (814,292)
NET CASH PROVIDED BY  FINANCING               ------------  ------------
   ACTIVITIES                                    9,076,029    47,350,708
                                              ------------  ------------
INCREASE IN CASH                                    22,699    (1,102,254)
CASH AT BEGINNING OF PERIOD                        351,982     1,132,205
                                              ------------  ------------
CASH AT END OF PERIOD                        $     374,681 $      29,951
                                              ============  ============
Cash paid during the period  -Interest       $   2,480,000 $   2,558,000
                                              ============  ============
                                             $    (463,000)$   1,362,000
                             -Income Taxes    ============  ============

See notes to consolidated financial statements.
I-4