Form 10-K
period 1996-12-28
HAMPTON INDUSTRIES INC /NC/
filed 1997-03-26
CIK 45260

PART I
     ITEM 1.  BUSINESS

     (a)  General Development of Business

          Hampton Industries, Inc. and its subsidiaries and divisions (herein referred to as "Hampton" or "Company") are engaged in the business of manufacturing and selling wearing apparel.

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

     (c ) Narrative Description of Business

          Hampton's principal products consist of men's and boy's shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

          Hampton's products are principally sold at retail under private labels. However, the company also manufactures and sells apparel under the "Nautica for Boy's" and "Rawlings" trademarks as licensees and under the Company owned tradenames, "Le Tigre" and "Campus" for men and boys and the "Kaynee" for boys, which are. Branded apparel is becoming a more important part of the success of the Company's business.

          New license agreements have been entered into with "Ron Chereskin" for men's sleepwear and loungewear, "Bugle Boy" for men's and boy's loungewear, "Apex" for activewear, "Dickies" for casual/rugged sportswear and Warner Brothers for novelty apparel. The "Rawlings" license has been expanded to include boy's activewear. These new lines will contribute moderately to sales in 1997.

          Hampton designs its line of apparel. The Company's products are manufactured from various combinations of man-made and natural fibers which are readily available from a number of sources both domestically and imported. Hampton has no long-term contracts with any supplier. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured in Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The design and production specifications for imported products are provided to the manufacturers by Hampton.
I-1

          Hampton's products are sold throughout the United States, to approximately 2,750 customers including most of the country's leading national and regional retail chains and department stores. Sales are made by a nationwide sales staff of 70 salesmen, including 39 field representatives at the end of 1996. Sales offices are located in New York, and at the Company's executive and administrative headquarters in Kinston, North Carolina. As of December 28, 1996 the Company had approximately 960 full-time associates domestically and approximately 405 associates in the Caribbean. Hampton is not a party to any collective bargaining agreements, has never experienced a strike or work stoppage, and believes that it maintains satisfactory relationships with its associates.

          Hampton's largest customers accounted for approximately 31% and 34% of consolidated sales volume in 1996 and 1995, respectively. Wal-Mart Stores, Inc. and J.C. Penney Co. are large multi-outlet retail chains which purchase a broad range of Hampton's products through a variety of their merchandising departments. There have been no contracts with either customer for continued business. The following is a breakdown of their respective sales volume:

                                             1996   1995  1994
     Wal-Mart Stores, Inc.                    16%    18%   17%
     J.C. Penney Co.                          15%    16%   18%

          The following is a breakdown of sales by product categories:

                                             1996  1995   1994
     Men's shirts and sportswear              40%   50%    60%
     Boy's shirts and sportswear              26%   19%    13%
     Ladies' sleepwear                        13%    9%    10%
     Men's sleepwear                          12%   13%    11%
     Activewear                                7%    7%     2%
     Other                                     2%    2%     4%

          Products sold under "License" accounted for 23%, 14% and 3% of the consolidated sales for 1996 and the prior two years, respectively.

          The following reflects the Company's sourcing of its products:
                                              1996  1995  1994
     Imports                                   56%   47%   43%
     Caribbean                                 24%   24%   16%
     Domestic                                  20%   29%   41%

          All foreign purchases are contracted for in U.S. Dollars; therefore, there is no currency risk.

          As of March 5, 1997, Hampton's backlog of orders was approximately
     $86,701,000 as compared to $86,471,000 on the same date in 1995. The orders are believed to be firm and are expected to be shipped during the current fiscal year.
I-2

          The apparel industry is highly competitive as to style, quality and price. Hampton competes with many other manufactures and suppliers as to each of its products.


     EXECUTIVE OFFICERS OF REGISTRANT
     Name and age               Office                                First year
                                                                      elected
     David Fuchs (72)           Chairman and Chief Executive Officer  1975
     Steven Fuchs (37)          President                             1996
     Paul Chused (53)           Vice President                        1996
     Roger M. Eichel (48)       Vice President and Secretary          1993
     Robert J. Stiehl, Jr. (61) Executive Vice President - Operations,
                                Chief Financial Officer, Treasurer
                                and Assistant Secretary               1995
     Frank Simms (48)           Vice President of Finance             1995
     Leo Tutak (57)             Vice President - Import Operations    1995

          Each of the above named was elected for one year or until the election of a successor. The next election shall take place immediately following the Annual Meeting of Shareholders to be held on May 22, 1997. There is no arrangement or understanding between any of the above pursuant to which they were elected as Officers.

          All of the Executive Officers above named, except Robert J. Stiehl, Jr., Frank Simms and Leo Tutak, are related family members. Steven Fuchs is the son of David Fuchs, Roger Eichel is David Fuchs' son-in-law and Paul Chused is the nephew of David Fuchs and the cousin of Steven Fuchs.

          Mr. David Fuchs has held his current executive position for in excess of five years. Mr. Steven Fuchs was elected to his present position in January, 1996. From 1993 to January 1996, Mr. Steven Fuchs was the President of Hampton Shirt Co. ( a subsidiary). Prior to 1993, he held various positions with the Company. Paul Chused was elected Vice President in January, 1996. From May, 1994 to January, 1996, Mr. Chused was President. From August, 1993 to May, 1994, he was Senior Vice President and Assistant Secretary and prior thereto, he was Vice President - Operations of the Company. Mr. Roger Eichel was elected to his present position in May, 1993 and prior thereto, he was Secretary of the Company. Mr. Robert J. Stiehl, Jr. Was elected to his present position in January 1995. For in excess of five years prior thereto, he was Vice President - Finance. Mr. Frank Simms was elected Vice President of Finance in May 1995. Prior to joining Hampton he was the Chief Financial Officer of Riverside Manufacturing Co. for in excess of five years. Mr. Tutak was elected to his present position in January, 1995. For in excess of five years prior thereto, he was Vice President of one of the Company's subsidiaries.

          David Fuchs, Steven Fuchs and Paul Chused are also Directors of the Company.
I-3

     ITEM 2.  PROPERTIES

          Hampton operates three domestic manufacturing plants, one manufacturing plant in the Caribbean and three domestic distribution centers. The Company's sales and merchandising personnel occupy a building located in New York city. Hampton's principal executive and administrative offices are located in North Carolina. All of these properties are owned by the Company. The New York office is subject to a mortgage loan. The purchase of the executive and administrative office located in North Carolina was financed through an Industrial Revenue Bond issued through a state governmental agency. All bonds and mortgages are guaranteed by the Company and are secured by the underlying assets.

          The Company believes that its plants and facilities are in good repair and adequate in respect to its foreseeable needs. The machinery and equipment utilized in its facilities are considered by management to be modern and efficient.

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

     (b)  Stock Price and Dividend Information

          The table below presents the high and low market prices for Hampton's
     Common Stock.
                                       QUARTER ENDED
                          1996                       1995

              3/30    6/29   9/28   12/28   4/1    7/1    9/30  12/30
     High    5 1/8   4 7/8  5 3/8   5 7/8  7 3/8  6 7/8   6 1/4  5 7/8
     Low     4 5/16  4 1/4  4 1/4   4 3/4  4 3/4  5 3/4   4 7/8  4 7/8

          The Company has not paid a cash dividend on its common stock since 1973. The present credit agreement includes restrictive covenants which, among other things, prevent the payment of cash dividends.
I-4

      ( c)  Approximate Number of Holders of Common Stock

          The number of holders of record of Hampton's Common Stock as of December 28, 1996 was approximately 372, including, as a single holder of record, brokerage firms having more than one stockholder account.

     ITEM 6.  SELECTED FINANCIAL DATA
                             (In thousands except per common share amounts)

                               1996     1995      1994(1)F1>  1993      1992
     YEAR ENDED:
       Net Sales             $160,684 $184,593  $172,024   $196,438  $203,736
       Net earnings (loss)      2,709  (2,164)     1,002    (2,433)     1,438
       Earnings (loss) per
       common share              $.59   $(.47)      $.22     $(.53)      $.31


     AT YEAR END:
       Total assets           $74,421  $94,271   $90,616    $90,168  $118,942
       Long-term debt           5,103    5,305    17,002     20,722    20,993
       Working capital         40,158   37,501    49,206     48,642    49,501
       Stockholders' equity   $52,820  $50,111   $52,275    $51,273   $53,707
<F1>
(1) 53 Weeks

          The Company has not paid cash dividends on its common stock since
     1973.

          The Company uses the LIFO method of costing principally all of its inventories to more fairly present the results of operations by matching current costs with current revenues. The LIFO method had the effect of increasing net earnings by $504,800 ($.11 per share) in 1996, $153,800 ($.03 per share) in 1995 and $64,400 ($.01 per share) in 1994. The income realized as a result of inventory liquidation was $668,200 ($.15 per share) in 1996, was not significant in 1995 and $510,400 ($.11 per share) in 1994.
I-5

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analyses of the consolidated results of operations and financil conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.

     Results of Operations

          The following table summarizes the operating data for the periods indicated:
                                                  YEAR ENDED
                                       December    December    December
                                          28,        30,         31,
                                         1996        1995       1994(1)<F2>
     Net sales                          100.0%      100.0%      100.0%
     Cost of products sold               78.2        83.1        81.4
     Selling, general and
      administrative                     18.2        16.4        16.6
     Net rental income                  ( 0.4)      ( 0.4)      ( 0.3)
     Gain on asset sales                ( 0.4)      ( 0.4)      ( 0.2)
     Provision for restructuring
      costs                                  -        0.7         1.3
     Net other income                   ( 0.1)                  ( 1.1)
     Equity in loss of unconsolidated
      subsidiaries                           -           -        0.1
       Operating income                   4.5         0.6         2.2
     Interest                             2.0         2.2         1.4
       Earnings (loss) before income
        taxes                             2.5        (1.6)        0.8
     Net earnings (loss)                  1.7%       (1.2)%       0.6%
<F2>
(1) 53 weeks

     Fiscal 1996 Versus Fiscal 1995

          Net sales for 1996 declined by 13.0%. A decline of 17.4% in units shipped was partially offset by an increase of 5.5% in the average selling price. The increase in average selling price is primarily due to the greater influence of the "branded" product sales.

          Gross profit margins increased by $3,806,000 for 1996. As a percent of sales this represented a increase of 4.9% from 16.9% in 1995 to 21.8% in 1996. Two programs that generated approximately $16,000,000 in sales during 1995 were discontinued by the Company. These programs were not profitable and their elimination contributed to the improvement in the margin.

          Selling, general and administrative expenses declined by $957,000 in 1996. However, as a percent of sales, there was an increase to 18.2% in 1996 from 16.4% in 1995. "Barnded" products, for which royalty and advertising expenses are recorded, increased to 23.3% in 1996 from 14.2% of sales in 1995 and, as a result, royalty and advertising expenses were 2.1% of sales in 1996 and 1.4% in 1995 increasing by $823,000 in 1996.
I-6

          In 1995 the Company closed two manufacturing facilities which completed the Company's program of reducing excess domestic production capacity begun in 1991. The closing costs related thereto are included in the statement of operations as Provision for restructuring costs. The restructuring reduced the work force by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the write-down of manufacturing equipment to estimated realizable value.

          A portion of the Company's corporate office building in New York is leased to third parties. Rental income (net of related expenses) is classified separately.

          Interest expense decreased by $908,000 from 1995. This decline is the result of a lower level of borrowing during the year which occurred from better management of receivables and inventory levels.

          The effective tax rate increased to 31.6% in 1996 from a benefit rate of 24.9% in 1995. The effective rate in 1995 was impacted by the loss of certain future state tax benefits. The 1996 effective rate is less than the statutory rate due primarily to the utilization of certain carryover job tax credits and alternative minimum tax carryovers.

     Fiscal 1995 Versus Fiscal 1994

          Net sales for 1995 increased by approximately 7%. A decline of 4% in units shipped was offset by an increase of 12% in average selling price. The increase in average selling price is primarily due to the greater influence of the "branded" product sales.
          Profit margin declined by $871,000 for 1995. As a percent of sales this represented a decline of 1.7%. Two specific customer programs were no longer profitable and have been discontinued. These two programs generated approximately $16,000,000 of sales in 1995 and will not be replaced in 1996. In addition, certain sales divisions were discontinued that resulted in the liquidation and mark down of certain inventories.
          Selling, general and administrative expenses declined to 16.4% of sales for 1995 from 16.7% in 1994.
          In 1995 the Company closed two manufacturing facilities which completed the Company's program of reducing excess domestic production capacity begun in 1991. The closing costs related thereto are included in the statement of operations as a provision for restructuring costs. The restructuring reduced the work force by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the write-down of the manufacturing equipment to estimated realizable value.
          Interest expense increased by $1,638,000 from 1994. Approximately two thirds of this increase was due to a higher level of borrowing with the remainder due to higher effective interest rates. The higher level of borrowing was the result of certain delays in order delivery dates from our customers which increased inventory levels during the course of the year, as well as, the higher level of inventory required to support the growing sales volume of the "Branded" products.
          The effective tax benefit rate decreased to 24.9% in 1995 from the effective tax rate expense of 30.6% in 1994 primarily as a result of the loss of future state tax benefits that were generated in the current year.
I-7

     Liquidity and Capital Resources

          On May 3, 1996, Hampton entered into a credit facility with BNY Financial Corporation, as Agent ("New Facility"). The New Facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

          Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $17,000,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 1999.

          The New Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, limits fixed asset purchases and does not allow for the payment of cash dividends. The Company is not rrequired to maintain compensating balances, however, it is required to pay a fee off 1/4 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

          Outstanding borrowings under the New Facility amounted to $400,000 at December 28, 1996 as compared to $19,600,000 in 1995. Net working capital as of the end of 1996 was $40,158,000 as compared to $37,501,000 in 1995.
     The working capital ratio as of the end of 1996 was 4.5:1 as compared to 2.1:1 in 1995.

          During 1996, cash provided by operations totaled approximately $22,000,000 compared to $9,600,000 being used in 1995. The reduction of inventory levels, improved earnings and better management of receivables contributed to this positive result.

          Additions to plant, property and equipment which represented normal replacement and upgrading of equipment were approximately $600,000 in both 1996 and 1995. Capital expenditures for 1997 are expected to be higher than 1996 and will be financed from operations.

          The increase in other assets is due to deferred financing costs associated with the New Facility, which is being amortized over the life of the credit agreement and unamortized in-store fixture cost which are being amortized over 36 months.

          In 1993, the Company entered into two joint ventures in Central America for the purpose of producing apparel under the Caribbean Basin Incentive program or as imports. Effective December 1, 1996 purchased the 50% ownership interest of its joint venture partner in one of the ventures for $1,267,000. This entity has been consolidated since the date of acquisition. This transaction resulted in recording goodwill of $240,000 which is being amortized over 10 years. The Company continues to maintain a 50% interest in the other joint venture.
I-8

          The positive cash flow generated from operating activities enabled the Company to reduce its bank debt by approximately $20,221,000.

          At December 28, 1996, the Company had unused lines of credit of $21,110,000 for direct borrowings or this issuance of letters of credit. This availability is in addition to the outstanding direct borrowings of $400,000 and letters of credit of $21,908,000 outstanding at the end of 1996.

          The credit that is available under the New Facility, together with the cash expected to be provided from operations, is adequate to meet the Company's financing needs for the foreseeable future.
I-9

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors and Stockholders of Hampton Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995 of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



     March 12, 1997
     New York, New York
I-10

HAMPTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
                                                 December     December
                                                    28,          30,
                                                   1996         1995
                                               ------------  -----------
     ASSETS
     Current assets:
      Cash                                     $    310,520  $   351,982
      Accounts receivable, less reserves
      for doubtful accountS and allowances of
      $819,000 in 1996 and $1,200,000 in 1995.   18,967,447   22,283,271
      Inventories (Note B)<F3>                   30,748,132   46,314,931
      Deferred income tax assets (Note D)<F4>       532,078    1,106,963
      Refundable income taxes                       905,833    1,083,075
      Other current assets                          132,933      207,748
                                               ------------  -----------
        Total current assets                     51,596,943   71,347,970

     Property, plant and equipment - net
      (Notes C<F5> and E<F6>)                    19,185,350   19,601,188
     Assets held for disposal
      - net (Note J)<F10>                         1,200,684      937,916
     Investments in and advances to
     unconsolidated affiliates                      823,771    1,675,853
     Other assets                                 1,613,792      707,998
                                               ------------  -----------
                                               $ 74,420,540  $94,270,925
                                                ===========  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Notes payable - banks and current
       maturities of long-term debt
        (Note E)<F6>                               $593,332  $20,612,673
       Accounts payable                           8,412,730   10,896,560
       Accrued liabilities (Note L)<F8>           2,432,776    2,289,907
       Income taxes (Note D)<F4>                                  48,183
                                               ------------  -----------
         Total current liabilities               11,438,838   33,847,323

     Deferred income tax liabilities
      (Note D)<F4>                                1,034,519      948,662
     Long-term debt (Note E)<F6>                  5,102,991    5,304,540
     Retirement plan obligations
      (Note G)<F7>                                4,024,561    4,059,287
                                               ------------  -----------
                                                 21,600,909   44,159,812
     Commitments and
      contingencies (Note E)<F6>

     Stockholders' equity (Notes E<F6>
      and F<F9>) Common stock, $1 par value
      - authorized 10,000,000 shares; issued
      5,191,454 shares                            5,191,454    5,191,454
      Additional paid-in capital                 34,018,908   34,018,908
      Retained earnings                          18,486,613   15,778,095
                                               ------------  -----------
                                                 57,696,975   54,988,457
       Less cost of common stock held in
       treasury - 605,825 shares                  4,877,344    4,877,344
                                               ------------  -----------
         Total stockholders' equity              52,819,631   50,111,113
                                               ------------  -----------
                                               $ 74,420,540  $94,270,925
                                                ===========  ===========

See notes to consolidated financial statements.
I-11

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              YEAR ENDED
                                        December 28,  December 30,  December 31,
                                            1996          1995         1994<F12>
                                         ------------ ------------  ------------
     Net sales                           $160,683,890 $184,592,840  $172,024,161

     Cost and expenses:
      Cost of products sold (Note B)<F3>  125,703,090  153,418,347   139,979,052
      Selling, general and
        administrative                     29,264,129   30,221,234    28,659,164
      Provision for restructuring
        cost (Note J)<F10>                    -          1,211,077     2,278,480
      Equity in loss (earnings) of
        unconsolidated affiliates              12,574    (116,618)       186,412
      Rental income - net                   (666,181)    (632,869)     (600,834)
      Gain on disposal of fixed assets      (656,191)    (683,102)     (384,832)
      Other income - net                    (108,638)       -            -
      Customs duty refunds (Note K)<F11>      -           (27,925)   (1,982,791)
                                         ------------ ------------  ------------
                                          153,548,783  183,390,144   168,134,651
                                         ------------ ------------  ------------
     Operating income                       7,135,107    1,202,696     3,889,510

      Interest                              3,176,589    4,084,949     2,446,486
                                         ------------ ------------  ------------
     Earnings (loss) before income tax
       provision (benefit)                  3,958,518  (2,882,253)     1,443,024
     Income tax provision (benefit)
       (Note D)<F4>:                        1,250,000    (718,400)       441,300
                                         ------------ ------------  ------------
     Net earnings (loss)                 $  2,708,518 $(2,163,853)  $  1,001,724
                                         ============ ============  ============

     Earnings (loss) per common share       $.59         $(.47)         $.22
                                             ===          ====          ===
     Average common shares outstanding    4,585,629     4,585,629    4,585,629
                                           =======       =======      =======
<F12>
(1)  53 weeks

See notes to consolidated financial statements.
I-12

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     Common stock      Additional
                                                        paid-in      Retained
                                    Shares  Amount      capital      earnings
                                 --------- ----------  ----------  -----------
     Balance, December 25, 1993  5,191,454 $5,191,454  $34,018,908 $16,940,224
          Net earnings                                               1,001,724
                                 --------- ----------  ----------  -----------
     Balance, December 31, 1994  5,191,454  5,191,454   34,018,908  17,941,948
          Net loss                                                  (2,163,853)
                                 --------- ----------  ----------  -----------
     Balance, December 30, 1995  5,191,454  5,191,454   34,018,908  15,778,095
          Net earnings                                               2,708,518
                                 --------- ----------  ----------  -----------
     Balance, December 28, 1996  5,191,454 $5,191,454  $34,018,908 $18,486,613

                                       Treasury stock
                                          at cost
                                     Shares      Amount
                                     -------   ----------
     Balance, December 25, 1993      605,825   $4,877,344
          Net earnings
                                     -------   ----------
     Balance, December 31, 1994      605,825    4,877,344
          Net loss
                                     -------   ----------
     Balance, December 30, 1995      605,825    4,877,344
          Net earnings
                                     -------   ----------
     Balance, December 28, 1996      605,825   $4,877,344
                                     =======   ==========

                   See notes to consolidated financial statements.
I-13

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED
                                        December 28,  December 30,  December 31,
                                            1996          1995      1994(1)<F13>
                                        ------------  ------------  ------------
     OPERATING ACTIVITIES:
     Net earnings (loss)                $ 2,708,518  $(2,163,853)  $  1,001,724
     Adjustments to reconcile net
      earnings (loss) to net cash
      provided (used in) operating
      activities:
       Amortization                         264,751      108,293         59,982
       Depreciation                       2,326,723    2,855,091      3,143,827
       Deferred income taxes                660,742      (16,343)      (600,658)
       LIFO credit                         (737,743)    (204,800)     (  92,747)
       Reserve for doubtful accounts and
        allowances                         (381,002)   1,210,678        249,428
       Retirement plan obligations          (34,726)    (132,503)       650,674
       Gain on sale of fixed assets        (656,191)    (683,102)      (779,581)
       Equity in loss (earnings) of
        unconsolidated affiliates            12,574     (116,618)       186,412
       Provision for restructuring
        costs                              (587,000)      45,083      1,665,170
      Changes in current assets and
        current liabilities:
       Accounts receivable                3,756,816    (1,233,862)    1,107,534
       Inventories on a FIFO basis       16,348,512    (7,137,886)   (3,830,152)
       Other current assets                 259,986      (439,667)       94,105
       Accounts payable                  (2,550,235)      716,803     1,072,197
       Accrued liabilities                  729,867    (1,334,993)      516,889
       Income taxes                         (48,183)   (1,066,987)      827,082
                                        ------------  ------------  ------------
     NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                22,073,409    (9,594,666)    5,271,886
                                        ------------  ------------  ------------
     INVESTING ACTIVITIES:
       Additions to fixed assets           (582,009)     (619,524)   (1,077,567)
       Proceeds received from sale of
        fixed assets                      1,183,222     1,645,124     1,658,357
       Increase in investments in and
        advances to unconsolidated
        subsidiaries                       (185,835)      (26,708)   (1,445,292)
       Increase in other assets          (1,042,359)      (34,791)     (332,708)
       Joint venture purchase            (1,267,000)             -             -
                                        ------------  ------------   -----------
     NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES:               (1,893,981)       964,101   (1,197,210)
                                        ------------  ------------   -----------
     FINANCING ACTIVITIES:
          Additions to debt  - Banks               -    48,295,000   24,675,000
                             - Other               -             -    3,900,000
          Payments on debt   - Banks    (19,200,356)   (39,380,000) (31,230,000)
                             - Other     (1,020,534)    (1,064,658)    (981,767)
                                        ------------   ------------ ------------
     NET CASH  (USED IN) PROVIDED BY
     FINANCING ACTIVITIES               (20,220,890)     7,850,342   (3,636,767)
                                        ------------   ------------  -----------
     (DECREASE) INCREASE IN CASH            (41,462)      (780,223)     437,909
     CASH AT BEGINNING OF PERIOD             351,982     1,132,205      694,296
                                        ------------   ------------  -----------
     CASH AT END OF PERIOD               $   310,520    $  351,982   $1,132,205
                                           =========      =========   ==========
     Cash paid during the period
                       -Interest         $ 2,700,000    $ 3,901,000   $2,431,000
                                           =========     ==========    =========
                       -Income taxes     $ 1,485,000    $ 1,544,000   $  177,000
                                           =========     ==========    =========
<F13>
(1) 53 Weeks

See notes to consolidated financial statements.
I-14

                              HAMPTON INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     YEARS ENDED
             DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

     A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business
          The Company is engaged in the business of manufacturing and selling wearing apparel. The principal products consist of men's and boy's shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, Sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

     Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany profits, transactions and balances have been eliminated.
          The Company has an investment in a 50% owned but not controlled entity which is accounted for by the equity method.

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

     In-Store Displays
          The costs for in-store displays for certain customers are borne by the Company in whole or in part. Such cost are capitalized and amortized over a thirty-six month period.

     Deferred Financing Costs
          The costs associated with obtaining and closing the Company's New Credit facility have been deferred and are being amortized over the term of the agreement (Note E)<F6>.
I-15

     Long-Lived Assets
          In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company has adopted this statement and the impact has not been significant.

     Revenue Recognition
          Sales revenue is recognized upon shipment of product, which is when title to the product passes to the customer.

     Income Taxes
          Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Earnings (Loss) per Common Share
          Earnings (loss) per common share is computed by dividing net earnings
     (loss) by the weighted average number of common shares outstanding during each period.

     Stock Options and Warrants
          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has elected to continue to follow the provisions of APB Opinion 25 and related Interpretations in accounting for employee stock options (Note F)<F9>.

     Fair Value of Financial Instruments
          During October 1994, the Financial Accounting Standards Board issued SFAS 107, "Disclosure about Fair Value of Financial Instruments". This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.
          For financial instruments including cash, accounts receivable and payable, accruals, notes payable - banks and current maturities of long-term debt, it was assumed that the carrying amount approximated fair value because of their short maturity.
          The carrying amount of the non-current portion of mortgage notes due through the year 2000, all of which bear interest at floating rates, are also assumed to approximate their fair values.
     Investments In and Advances to Unconsolidated Affiliates
          The investment in the remaining joint venture is carried on the equity basis, which approximates the Company's equity in the unconsolidated entity's underlying net book value. Advances receivable from the unconsolidated entity were $478,764 at December 28, 1996.
I-16

     <F3>
     B. INVENTORIES
                                              1996           1995
     Finished goods                       $  22,295,109  $ 37,092,349
     Work-in-process                          3,840,966     4,041,951
     Piece goods                              3,734,936     4,118,109
     Supplies and other                         877,121     1,062,522
                                          -------------  ------------
                                          $  30,748,132  $ 46,314,931
                                             ==========    ==========

          Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Information related to the first-in, first-out
     (FIFO) method may be useful in comparing operating results to those of companies not on the LIFO method. On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories at December 28, 1996 and December 30, 1995 would have been approximately $35,100,000 and $51,400,000, respectively. The LIFO valuation method had the effect of increasing net earnings by $504,800 ($.11 per share) in 1996, $153,800 ($.03 per share) in 1995 and $64,400 ($.01 per share) in 1994.
     The income realized as a result of inventory liquidation approximated $668,200 ($.15 per share) in 1996, was not significant in 1995 and $510,400($.11 per share) in 1994.
          Included in finished goods are inventory in transit of $4,453,000 in 1996 and $7,139,300 in 1995.

     <F5>
     C.  PROPERTY, PLANT AND EQUIPMENT
<CAPTION.

                                                  1996         1995
     Land and land improvements                $ 2,851,282  $ 2,591,277
     Buildings and leasehold improvements       23,249,576   21,341,229
     Machinery and equipment                    15,247,345   16,004,034
     Furniture and fixtures                      1,411,016    1,405,014
                                                ----------   ----------
                                                42,759,219   41,341,554
     Less accumulated depreciation and
     amortization                               23,573,869   21,740,366
                                                ----------   ----------
                                               $19,185,350  $19,601,188
                                                ==========   ==========

I-17

     <F4>
     D. INCOME TAXES

          Components of income tax provision (benefit) reflected in the consolidated statements of operations are as follows:
                                   1996          1995         1994
     Current:
          Federal               $   491,700  $ (874,400)   $  947,000
          State and local            97,600     172,300        95,000
                                -----------  -----------   -----------
                                    589,300    (702,100)    1,042,000

     Deferred:
          Federal                   665,200    (132,800)     (380,000)
          State and local           (4,500)     116,500      (220,700)
                                -----------  -----------   -----------
                                    660,700   (  16,300)     (600,700)
                                -----------  -----------   -----------
                                $ 1,250,000  $ (718,400)   $  441,300
                                 ==========     ========      ========

          The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting earnings (loss), with the income tax provision (benefit) in the consolidated statements of operations:

                                         1996        1995       1994
     Income tax expense (benefit) at
      the statutory rate (34%)        $1,345,900  $(980,000)  $490,600
     Increase (decrease) resulting
      from:
      State and local income taxes,
       net of federal income tax          61,400    190,600    (73,600)
      Utilization of jobs credit
       carryovers                       (216,100)      -          -
      Non-deductible expenses             31,000       -          -
      Prior year over accruals           (82,400)      -          -
      Other, net                         110,200     71,000     24,300
                                       ---------- ----------  --------
     Total income tax provision       $1,250,000  $(718,400)  $441,300
                                       ==========  =========  ========

I-18

          The components of deferred taxes included in the balance sheet as of December 28, 1996 and December 30, 1995 are as follows:

                                                       1996          1995
     Deferred income tax assets:
          Net operating loss carryforwards          $  753,438   $   927,964
          Restructuring costs                          104,607       281,914
          Allowance for doubtful accounts               27,229       203,425
          Inventory                                    251,843       456,906
          Charitable contribution carryforwards         17,852        84,176
          Other                                         (2,686)       (1,154)
                                                    -----------  ------------
                                                     1,152,283     1,953,231
          Valuation allowance                         (620,206)     (846,268)
                                                    -----------  ------------
                                                    $  532,077   $ 1,106,963
                                                    ===========  ============

     Deferred income tax liabilities:
          Depreciation                              $2,818,053   $3,046,797
          Deferred compensation                     (1,573,704)  (1,560,637)
          Alternative minimum tax credit                 -       (  226,648)
          Trademarks                                  (156,922)  (  161,067)
          Equity in profit (loss) of joint
           venture                                     (54,174)  (   98,474)
          Jobs credit carryforwards                      -       (   52,556)
          Other                                          1,252        1,247
                                                    -----------  -----------
                                                    $1,034,505   $  948,662
                                                    ===========  ===========
</TABLE
          Net operating loss carryforwards for state income tax
     purposes expire as follows:  $2,242,800 in 1997, $3,085,300 in
     1998, $1,091,400 in 1999, $3,505,300 in 2000, $1,508,500 in 2001,
     $442,200 in 2007, $667,300 in 2008 and $429,200 in 2010.
I-19

     <F6>
     E.  LONG TERM DEBT

                                                       1996        1995
     Revolving credit facility (i)<F14>             $  399,644 $19,600,000
     8 1/4% mortgage notes, due monthly
      to 1996 (ii)<F15>                                      -     395,993
     Capitalized lease obligations (iii)<F16>        1,916,679   2,250,011
     Mortgage note, due quarterly
      to 2000 (iii)<F16>                             3,380,000   3,640,000
     Other                                                          31,209
                                                    ---------- -----------
                                                     5,696,323  25,917,213
       Less amount due in one year                     593,332  20,612,673
                                                    ---------- -----------
                                                    $5,102,991 $ 5,304,540
                                                    ========== ===========

          Annual maturities of debt are as follows:

                         1997  _______   $   593,332
                         1998  _______       593,332
                         1999  _______     1,909,659
                         2000  _______     2,600,000
                                         $ 5,696,323
                                           =========

     <F14>
     (i) On May 3, 1996, the Company entered into a new credit facility with BNY Financial Corporation, as Agent ("New Facility"). The New facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.
          Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $17,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and the New Facility expires in May 1999.
          The New Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4% of 1% per annum on the unused portion of the total facility and certain other administrative costs.
     <F15>
     (ii) The 8 1/4% mortgage notes were payable primarily to principal stockholders of the Company and members of their families.
I-20
     <F16>
     (iii) The mortgage notes and capitalized lease obligations are collateralized by building and property having a carrying value at December 28, 1996 of $8,178,867. The effective interest rate on the aggregate amount of capitalized leases at December 28, 1996 was 5.34%. The effective interest rate on the mortgage note due in 2000 at December 28, 1996 was 7.98%.

          At December 28, 1996, letters of credit amounting to approximately $21,908,300 were outstanding which relate to purchase commitments issued to foreign suppliers of approximately $30,970,500.

     <F9>
     F.  STOCKHOLDERS' EQUITY

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

     Common Stock
          In 1992, the stockholders approved a non-qualified stock option plan (the "Plan") under which it has reserved 363,000 shares of common stock and expires in 2002. The Plan is administered by a committee designated by the board of directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of the common stock of the Company.
          On May 30, 1996, options were granted for 279,500 shares at $4.50 per share, the fair market value on the date of grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof.
          A summary of the changes in common stock options during 1996 is as follows:

                                           Number of     Price per
                                             Shares        Share
        Outstanding at December 30, 1995          0          -
          Granted                           279,500        $4.50
          Exercised                            -             -
          Canceled                            4,500          -
                                            --------       ------
        Outstanding At December 28, 1996    275,000        $4.50
                                            ========       ======

          None of the stock options were exercisable at December 28, 1996.
I-21

          The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options
     become exercisable.   Had compensation cost for these options been
     determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 which would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten months and expected volatility of 39.25%. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                                           Fifty-two Weeks Ended
                                            December 28, 1996
        Net income      -  as reported         $  2,708,518
                                               ============
                        -  pro forma           $  2,670,038
                                               ============
        Net income per common share
                         -  as reported            $.59
                                                   ====
                         -  pro forma              $.58
                                                   ====

          Net income per share has been calculated using the weighted average shares outstanding during the periods.
     <F7>
     G.  PROFIT SHARING PLANS

          On December 31, 1995, the Company merged two qualified profit sharing plans into a single plan (the Plan) that is in compliance with the regulations of the Internal Revenue Service Code for qualification as a 401-K plan. The Plan covers all associates of the Company. During 1996, the Company made a matching contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service
     Code) and has set the matching contribution rate for 1997 at 40%. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Plan. Company contributions to the plan were $160,475 for 1996. Under the predecessor plans, the Company contributions aggregated $248,000 and $446,000 for 1995 and 1994, respectively.
          The Company also maintains a Supplemental Retirement Plan for Key Employees (the Supplemental Plan) to permit certain key associates to defer receipt of current compensation in order to provide retirement and death benefits on behalf of such associates. Company profit sharing credits are determined at the discretion of the Board of Directors. Amounts of profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. An annual return equal to the Moody's AAA Corporate bond rate is added to each participant deferred compensation account balance and employer profit sharing credit account balance. The Company may provide supplemental profit sharing credits to one or more active participants in the Supplemental Plan, the amount of which shall be determined by the Board of Directors in its sole and absolute discretion.
I-22

          As of January 1, 1996, the participants in this Supplemental Plan were no longer able to make salaried deferrals. The Company credited interest and profit sharing credits to the participants as follows:

                                     1996        1995         1994
     Interest                     $  287,000  $  285,000   $  282,000
     Profit sharing credits            -      $  137,000   $  224,000

          The Supplemental Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Supplemental Plan is held by the Company and commingled with its general assets.

     H.  SELECTED QUARTERLY DATA (UNAUDITED)

          The following table sets forth selected quarterly financial information for the fiscal years 1996 and 1995 (in thousands of dollars, except per share amounts):

                                                     NET EARNINGS
                                                        (LOSS)
                                NET      GROSS                PER
          QUARTER ENDED        SALES     MARGIN    AMOUNT    SHARE
             3-30-96          $ 35,936  $  7,699  ($  264)   ($.06)
             6-29-96            25,295     4,567   (1,184)    (.26)
             9-28-96            54,226    13,030    2,718      .59
            12-28-96            45,227     9,685    1,438      .32
                              --------  --------  --------   ------
             Y E A R          $160,684  $ 34,981  $ 2,709     $.59
                               =======   =======    ======    ====

                                                     NET EARNINGS
                                                        (LOSS)
                                NET      GROSS                PER
          QUARTER ENDED        SALES     MARGIN    AMOUNT    SHARE
             4-1-95           $ 40,082  $  7,908  ($  186)   ($.04)
             7-1-95             25,055     3,779   (3,496)    (.76)
             9-30-95            64,095    12,334    1,751      .38
            12-30-95            55,351     7,153     (233)    (.05)
                              --------  --------  --------   ------
             Y E A R          $184,593   $31,174  $(2,164)   $(.47)
                               =======   =======    ======    ====

     I.  CONCENTRATION OF CREDIT RISK

          Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses.
          The Company's broad range of customers includes many large multi-outlet retail chains, two of which account for a significant percentage of sales volume, as follows:

                                         1996       1995       1994
     Wal-Mart Stores, Inc.               16%        18%        17%
     J.C. Penney Co., Inc.               15%        16%        18%

I-23
     <F10>
     J.  RESTRUCTURING COSTS

          In 1995 the Company closed two manufacturing facilities which completed the Company's program of reducing excess domestic production capacity begun in 1991. The closing costs related thereto are in the statement of operations as Provision for restructuring costs. The restructuring reduced the work force by approximately 400 associates or 25% of total employees. Plant closing costs totaled approximately $1,211,000 representing severance pay, payroll taxes and a noncash charge of $610,000 relating to the write-down of manufacturing equipment to estimated realizable value.
     <F11>
     K.  CUSTOMS DUTY REFUNDS

          In 1994, the Company received funds of contervailing customs duties assessed by the U. S. Customs in 1990 and 1991 on certain imported products which were determined not to be subject to anti-dumping provisions.
     <F8>
     L.  ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

                                                  1996        1995
     Accrued payroll                           $1,369,818  $  771,955
     Accrued restructuring costs                    -         587,000
     Accrued expenses                             626,700     556,172
     Other                                        436,258     374,780
                                               ----------  ----------
                                               $2,432,776  $2,289,907
                                               ==========  ==========


     ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None
I-24

                                      PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See "Election of Directors" on page 2 of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference. Also see information contained under the caption "Executive Officers of Registrant" on page 3 hereof.

     ITEM 11.  EXECUTIVE COMPENSATION

          See "Compensation of Officers and Directors" on page 4 of the Registrant's 1997 Proxy Statement, which information is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          See "Voting Securities" on page 1 of the Registrant's 1997 Proxy Statement, which information is incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See "Certain Transactions with Management" on page 11 of the Registrant's 1997 Proxy Statement, which information is incorporated herein by reference.
I-25
                                       PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)1.  Financial Statements

          The following consolidated financial statements of Hampton Industries, Inc. and its subsidiaries are included in Part II, Item 8:

          Independent Auditors' Report  ______________________ 10

          Consolidated balance sheets - December 28, 1996 and December 30, 1995
            __________________________________________________ 11

          Consolidated statements of operations - years ended December 28, 1996,
               December 30, 1995 and December 31, 1994  _____  12

          Consolidated statements of  stockholders' equity - years ended
            December 28, 1996,
               December 30, 1995 and December 31, 1994  _____  13

          Consolidated statements of cash flows - years ended December 28, 1996,
               December 30, 1995 and December 31, 1994  _____  14

          Notes to consolidated financial statements  _______  15-24

     (a)2.  Financial Statement Schedule

          Schedule II -  Valuation and qualifying accounts  _  27

          All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

     (a)3.  Exhibits

          Exhibit No. 21 - Subsidiaries of the Company  _____  28

     (b)      Reports on Form 8-K

          None
I-26

                              HAMPTON INDUSTRIES, INC.

                  SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                                  Balance at Charged to Charged to
                                  beginning   costs and    other
             Description          of period   expenses   accounts
     ---------------------------- ---------- ---------- ----------
     DEDUCTED FROM ASSETS TO
      WHICH THE APPLY:
     RESERVE FOR DOUBTFUL
      ACCOUNTS AND ALLOWANCES:

     Year ended December 28, 1996 $1,200,000  $  393,465 $    7,183 (A)<F17>
                                    ========   =========  =========
     Year ended December 30, 1995 $1,238,000  $1,210,678     -      (A)<F17>
                                    ========   =========  =========
     Year ended December 31, 1994 $1,623,200  $  246,537 $    2,891 (A)<F17>
                                    ========   =========  =========

                                                      Balance at
                                  Deductions             end
             Description                              of period
     ---------------------------- ----------          ----------
     DEDUCTED FROM ASSETS TO
      WHICH THE APPLY:
     RESERVE FOR DOUBTFUL
      ACCOUNTS AND ALLOWANCES:

     Year ended December 28, 1996 $  781,648 (B)<F18> $  819,000
                                   =========           =========
     Year ended December 30, 1995 $1,248,678 (B)<F18> $1,200,000
                                   =========           =========
     Year ended December 31, 1994 $  634,628 (B)<F18> $1,238,000
                                   =========           =========

     NOTES:
     <F17>
     (A)              Recoveries of accounts previously written off.
     <F18>
     (B)              Uncollectible accounts written off.
I-27

Exhibit 21
                              HAMPTON INDUSTRIES, INC.

                                    Subsidiaries

          Name                               State of Incorporation
     Production Link, Ltd.                        New York
     Samsons Inc.                                 North Carolina
     Samsons Manufacturing Corp.                  North Carolina
     Kinston Shirt Company                        North Carolina
     Samsons Apparel Corp.                        North Carolina
      (wholly-owned subsidiary of Samsons
       Manufacturing Corp.)
     Kinston Paper Box Co., Inc.                  North Carolina
     Kinston Die Cutting Corp.                    North Carolina
     Hampco Apparel, Inc.                         Maryland
     Hampton Shirt Co., Inc.                      New York
     Hampton Shirt Co., Inc.                      North Carolina
     Snow Hill Apparel Co., Inc.                  North Carolina
     Hamptex, Inc.                                North Carolina
     IGM Corp., S.A. de C.V.                      El Salvador


          Hampton owns 100% of the outstanding stock of each subsidiary, except as indicated, and all are included in the consolidated financial statements. Subsequent to the end of the year, all of the subsidiaries, except Hamptex, Inc. and IGM Corp., S.A. de C.V. were merged into Hampton Industries, Inc.
I-28

                                     SIGNATURES

               Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hampton Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HAMPTON INDUSTRIES, INC.

                                   S/DAVID FUCHS
                                   _____________________________________
                                   David Fuchs, Chairman and Director

                                   S/STEVEN FUCHS
                                   _____________________________________
                                   Steven Fuchs, President and Director

                                   S/ROBERT J. STIEHL, JR.
                                   _____________________________________
                                   Robert J. Stiehl, Jr., Executive Vice
                                   President - Operations, Chief Financial
                                   Officer and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     S/HERBERT L. ASH                        S/SOL SCHECHTER
     _______________________________         _______________________________
     Herbert L. Ash, March 19, 1997          Sol Schechter, March 19, 1997
          (Director)                              (Director)

     S/GERALD FRIEDER                        S/PAUL CHUSED
     _______________________________         _______________________________
     Gerald Frieder, March 19, 1997          Paul Chused, March 19, 1997
          (Director)                              (Director)


          The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.
I-29