Form 10-K/A
period 1996-12-28
HAMPTON INDUSTRIES INC /NC/
filed 1997-03-26
CIK 45260

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     Deloitte & Touche LLP
     March 12, 1997
     New York, New York
I-10

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