Form 10-K/A
period 1996-12-28
HAMPTON INDUSTRIES INC /NC/
filed 1997-05-05
CIK 45260

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Hampton Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HAMPTON INDUSTRIES, INC.
                           S/DAVID FUCHS
                           ---------------------------------------
                           David Fuchs, Chairman and Director

                           S/STEVEN FUCHS
                           ---------------------------------------
                           Steven Fuchs, President and Director

                           S/ROBERT J. STIEHL, JR.
                           ---------------------------------------
                           Robert J. Stiehl, Jr. Executive Vice
                           President - Operations, Chief Financial
                           Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

S/HERBERT L. ASH                       S/SOL SCHECHTER
------------------------------         -----------------------------
Herbert L. Ash, March 19, 1997         Sol Schechter, March 19, 1997
       (Director)                           (Director)

S/GERALD FRIEDER                       S/PAUL CHUSED
------------------------------         ----------------------------
Gerald Frieder, March 19, 1997         Paul Chused, March 19, 1997
       (Director)                           (Director)

The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the commission when it is sent to security holders.