Form 10-Q
period 1997-03-29
HAMPTON INDUSTRIES INC /NC/
filed 1997-05-13
CIK 45260

                          HAMPTON INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                         March 29,     March 30,   December 28,
                                          1997           1996          1996
                                       (Unaudited)   (Unaudited)
                                       -----------   -----------  ------------
ASSETS
Current assets:
  Cash                                $    285,440  $    208,933  $    310,520
  Accounts Receivable - net             21,565,065    22,599,218    18,967,447
  Inventories                           32,820,424    45,056,151    30,748,132
  Deferred income tax assets               547,078     1,181,063       532,078
  Refundable income taxes                  905,820     1,096,697       905,833
  Other current assets                     186,181       303,149       132,933
                                       -----------   -----------   -----------
    Total current assets                56,310,008    70,445,211    51,596,943

Property, plant and equipment - net     18,811,344    18,481,056    19,185,350
Assets held for disposal - net           1,245,335     1,314,523     1,200,684
Investments in and advances to
  unconsolidated affiliates                736,664     1,703,522       823,771
Other assets                             1,737,781     1,107,386     1,613,792
                                       -----------    ----------   -----------
                                      $ 78,841,132  $ 93,051,698  $ 74,420,540
                                       ===========    ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
    maturities of long-term debt      $  6,493,548  $ 13,985,132  $    593,332
  Accounts payable                       6,695,690     9,942,855     8,412,730
  Accrued liabilities                    2,342,231     1,463,429     2,432,776
  Income taxes                             392,400         -             -
                                       -----------   -----------   -----------
    Total current liabilities           15,923,870    25,391,416    11,438,838

Deferred income tax liabilities          1,050,519       869,862     1,034,519
Long-term debt                           4,555,014    12,898,346     5,102,991
Retirement plan obligations              3,871,784     4,044,927     4,024,561
                                       -----------   -----------   -----------
                                        25,401,187    43,204,551    21,600,909
Stockholders' equity                    53,439,946    49,847,147    52,819,631
                                       -----------   -----------   -----------
                                      $ 78,841,132  $ 93,051,698  $ 74,420,540
                                       ===========   ===========   ===========

Note: The consolidated balance sheet at December 28, 1996 has been taken from the audited financial statements and condensed.

                 See notes to consolidated financial statements.
I-1

                           HAMPTON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                 March 29,        March 30,
                                                   1997             1996
                                                -----------      -----------
Net sales                                      $ 36,356,322     $ 35,936,152

Cost and expenses:
  Cost of products sold                          27,415,835       28,237,193
                                                -----------      -----------
  Gross margin                                    8,940,487        7,698,959

  Selling, general and administrative             7,529,452        7,770,590
  Rental income - net                              (174,924)        (166,545)
  Equity in earnings of unconsolidated
    affiliates                                      (46,649)          (9,808)
  Gain on disposal of fixed assets                   (7,235)        (131,994)
  Other expense - net                                53,884            -
                                                -----------      -----------
Operating income                                  1,585,959          236,716

  Interest                                          522,645          653,582
                                                -----------      -----------
Earnings (loss) before income tax
  provision (benefit)                             1,063,314         (416,866)
Income tax provision (benefit)                      443,000         (152,900)
                                                -----------      -----------
Net earnings (loss)                            $    620,314      $  (263,966)
                                                ===========       ===========

Earnings (loss) per common share                   $.14             $(.06)
                                                    ===              =====
Average common shares outstanding                 4,585,629        4,585,629
                                                  =========        =========

                See notes to consolidated financial statements.
I-2

                          HAMPTON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                       March 29,     March 30,
                                                         1997          1996
                                                       ---------     ---------
OPERATING ACTIVITIES:
Net earnings (loss)                                $   620,314    $  (263,966)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
  Amortization                                          92,221          6,999
  Depreciation                                         541,225        671,098
  Deferred income taxes                                  1,000       (152,900)
  Reserve for doubtful accounts and allowances         (47,000)      (170,356)
  Retirement plan obligations                         (152,777)       (14,360)
  Gain on sale of fixed assets                          (7,235)      (131,994)
  Equity in earnings of unconsolidated affiliates      (46,649)        (9,808)
  Provision for restructuring costs                       -           (73,185)
Changes in current assets and current liabilities:
  Accounts receivable                               (2,550,618)      (145,591)
  Inventories                                       (2,072,292)     1,258,780
  Other current assets                                 (53,235)      (109,023)
  Accounts payable                                  (1,717,039)      (953,705)
  Accrued liabilities                                  (90,543)      (753,293)
  Income taxes                                         392,400        (48,183)
                                                     -----------    ----------
NET CASH USED IN OPERATING ACTIVITIES               (5,090,228)      (889,487)
                                                     ===========    ==========
INVESTING ACTIVITIES:
  Additions to fixed assets                           (177,371)      (119,914)
  Proceeds received from sale of fixed assets            5,492        316,197
  Decrease (increase) in investments in and
    advances to unconsolidated subsidiaries             28,239         (9,723)
  Increase in other assets                            (143,451)      (406,387)
                                                    ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES:                (287,091)      (219,827)
                                                    ------------   -----------
FINANCING ACTIVITIES:
  Additions to debt - Banks - net                    5,500,572      1,250,000
  Payments on debt  - Other                           (148,333)      (283,735)
                                                    ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            5,352,239        966,265
                                                    ------------   -----------
DECREASE IN CASH                                       (25,080)      (143,049)
CASH AT BEGINNING OF PERIOD                            310,520        351,982
                                                    ------------   -----------
CASH AT END OF PERIOD                              $   285,440    $   208,933
                                                     ============   ===========
Cash paid during the period - Interest             $   560,000    $   608,000
                                                    ============   ===========
                            - Income taxes         $    49,600    $    62,000
                                                    ============   ===========

              See notes to consolidated financial statements.
I-3

                        HAMPTON INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Information as of March 29, 1997 and March 30, 1996 is unaudited.)

1. BASIS OF PRESENTATION

The consolidated balance sheets as of March 29, 1997 and March 30, 1996 and the consolidated statements of operations and cash flows for the thirteen week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 29, 1997 and March 30, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the consolidated financial statements of March 30, 1996 to conform to classifications used at March 29, 1997.

2. CREDIT FACILITY

The credit facility ("Credit Facility") between Hampton Industries, Inc.
and BNY Financial Corporation, as Agent, provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $17,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

The Credit Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs.

3. STOCK OPTIONS

In 1992, the stockholders approved a non-qualified stock option plan
(the "Plan") under which there are presently reserved 363,000 shares of common stock. The Plan is administered by a committee designated by the board of directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of I-4 shares of the common stock of the company, whether authorized but unissued or reacquired by the Company.

On May 30, 1996, options were granted for 279,500 shares at $4.50 per share, the fair market value on the date of grant.  On March 19, 1997, options were granted for 73,000 shares at $6.75 per share, the fair market value on the date of the grant.  The exercise price may be paid in cash, common stock of the Company, or a combination thereof.  A summary of the changes in common stock options is as follows:
                                                            Price
                                           Number of      Range per
                                            Shares          Share
                                           ---------      ---------
    Outstanding at December 30, 1995           -              -
     Granted - May 30, 1996                 279,500         $4.50
     Canceled                                 4,500         $4.50
                                           ---------      ---------
    Outstanding At December 28, 1996        275,000         $4.50
     Granted - March 19, 1997                73,000         $6.75
     Canceled                                 3,000      $4.50-$6.75
                                           ---------     -----------
    Outstanding at March 29, 1997           345,000      $4.50-$6.75
                                           =========     ===========

None of the stock options were exercisable at March 29, 1997.

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten months and expected volatility of 39.25%. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                                                  Thirteen Weeks Ended
                                                     March 29, 1997
                                                     --------------
    Net Income                  - as reported           $ 620,314
                                                        =========
                                - pro forma             $ 600,947
                                                        =========
    Net income per common share - as reported              $.14
                                                           ====
                                - pro forma                $.13
                                                           ====

Net income per share has been calculated using the weighted average shares outstanding during the periods.
I-5

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:
                                               Thirteen Weeks Ended
                                               --------------------
                                               March 29,   March 30,
                                                 1997        1996
                                                 ----        ----
Net sales                                       100.0%      100.0%
Cost of products sold                            75.4        78.6
                                                ------      ------
 Gross Margin                                    24.6        21.4

 Selling, general and administrative             20.7        21.6
 Net rental income                              (  .5)      (  .5)
 Equity in earning of unconsolidated
  subsidiaries                                  (  .1)        -
 Gain on asset sales                               -        (  .4)
 Net other expense                                 .2         -
                                                ------      ------
 Operating income                                 4.3          .7
 Interest                                         1.4         1.8
                                                ------      ------
Earnings (loss) before income taxes               2.9       ( 1.1)
Net earnings (loss)                               1.7%      (  .7)%
                                                ======      ======

          THIRTEEN WEEKS ENDED MARCH 29, 1997 AS COMPARED TO
              THE THIRTEEN WEEKS ENDED MARCH 30, 1996


Net sales increased by $420,000 or 1.2% for the quarter as compared to March 30, 1996. The increase is principally due to an increase in the net dozens shipped of 1.8% offset by a decline in average price per dozen, due to a change in product mix. Sales of "branded" apparel decreased slightly for the period primarily due to earlier shipments of spring merchandise in December 1996. The comparable shipments occurred in January 1996 in the prior year.

Gross profit increased by $1,242,000 during the quarter ended March 29, 1997 or 24.6% of net sales as compared to 21.4% for the corresponding prior period. This improvement in margins continues to reflect the emphasis on higher margin sales and an emphasis on cost reductions.

Selling, general and administrative expenses declined by $241,000 or 3.1% during the quarter ended March 29, 1997, as compared to the prior period due to actions taken in the prior year to reduce certain expenses. Decreases in personnel related expenses were partially offset by increases in expenditures for samples and travel.

Interest expense declined due to the lower level of borrowings. The effective tax rate for 1997 was 41.7% as compared to 36.7% in the prior period.
I-6

Liquidity and Capital Resources

Outstanding borrowings under the Credit Facility amounted to $5,900,000 at March 29, 1997 as compared to $20,850,000 at March 30, 1996 and $400,000 at
December 28, 1996. Outstanding letters of credit amounted to $25,498,000 at March 29, 1997 as compared to $31,825,000 at March 30, 1996 and $21,908,000 at
December 28, 1996.

The credit facility ("Credit Facility") between Hampton Industries, Inc.
and BNY Financial Corporation, as Agent provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $17,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

The Credit Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs.

At March 29, 1997, the Company's working capital approximated
$40,386,000 as compared to $45,054,000 in the prior year. The current ratio was 3.54 in the current period as compared to 2.77 in the prior year. In 1996, $7,750,000 of the outstanding borrowings under the Credit Facility was classified as long term debt which had the effect of improving both working capital and the current ratio in that year. In the current year, all borrowings under the Credit Facility are classified as a current liablilty.

Net cash used in operating activities increased in the current thirteen week period as compared to the same period in the prior year. At December 30, 1995, the balances of inventories and receivables were such that the Company instituted programs to improve inventory turns and collection of receivables. During 1996 these efforts made a significant improvement in cashflow generated from operations. The current period reflects a more normal operating use of cash as measured against the balances as of December 28, 1996, reflecting a normal increase in inventories to support future sales and a normal increase in receivables due to seasonal sales.

Investing activities include normal replacements of machinery and equipment and building improvements. There are no major expenditures planned for the remainder of 1997 and to the extent that normal investments are made, they will be financed from operations.

Financing activities report the changes in bank borrowings and other debt which support inventory and accounts receivable levels and other investments. Cash provided by financing activities during the quarter ended March 29, 1997 increased $5,352,000 which relates to borrowings under the Company's Credit Facility.

On May 30, 1996, options were granted for 279,500 shares at $4.50 per share, the fair market value on the date of grant. On March 19, 1997, options were granted for 73,000 shares at $6.75 per share, the fair market value on the date of the grant. The exercise price may be paid in cash, common stock I-7 of the Company, or a combination thereof. A total of 345,000 options were outstanding at March 29, 1997, however, none are currently exercisable.

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten months and expected volatility of 39.25%.

The Company's backlog of orders at March 29, 1997 was approximately $88,984,000 as compared to $93,307,000 in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the sales goals for the Company.

Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, is adequate to meet the Company's financing requirements for the foreseeable future.

Impact of Inflation

General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing cost and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

NEW ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of primary EPS. There will be no impact on reported EPS of adopting this statement.

Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 28, 1996.
I-8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                               HAMPTON INDUSTRIES, INC.
                               Registrant

                               S/STEVEN FUCHS
                               _____________________________________
                               Steven Fuchs, President

                               S/ROBERT J. STIEHL, JR.
                               _____________________________________
                               Robert J. Stiehl, Jr., Executive Vice
                               President - Operations, Chief Financial
                               Officer and Treasurer


                               Date: May 13, 1997
I-9