Form 10-Q
period 1997-06-28
HAMPTON INDUSTRIES INC /NC/
filed 1997-07-31
CIK 45260

                           HAMPTON INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                       June 28,     June 29,   December 28,
                                         1997         1996         1996
                                         ----         ----         ----
                                     (Unaudited)  (Unaudited)
ASSETS
Current assets:
  Cash                               $   347,087  $    22,660   $   310,520
  Accounts receivable - net           14,473,039   14,627,238    18,967,447
  Inventories                         45,844,381   56,698,465    30,748,132
  Deferred income tax assets             567,078    1,896,463       532,078
  Refundable income taxes              1,178,320    1,220,291       905,833
  Other current assets                    29,612       -            132,933
                                     -----------  -----------  ------------
     Total current assets             62,439,517   74,465,117    51,596,943

Property, plant and equipment - net   18,559,160   18,014,916    19,185,350
Assets held for disposal - net         1,234,532    1,087,312     1,200,684
Investments in and advances to
 unconsolidated affiliates               821,859    1,628,439       823,771
Other assets                           1,957,208    1,053,096     1,613,792
                                     -----------  -----------  ------------
                                     $85,012,276  $96,248,880   $74,420,540
                                      ==========   ==========    ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
    maturities of long-term debt     $12,851,263  $18,719,925   $   593,332
  Accounts payable                     7,926,787    9,126,774     8,412,730
  Accrued liabilities                  2,636,681    2,104,871     2,432,776
                                     -----------  -----------  ------------
    Total current liabilities         23,414,731   29,951,570    11,438,838

Deferred income tax liabilities        1,034,519      817,962     1,034,519
Long-term debt                         4,406,681   12,750,012     5,102,991
Retirement plan obligations            3,900,720    4,066,084     4,024,561
                                     -----------  -----------  ------------
                                      32,756,651   47,585,628    21,600,909
Stockholders' equity                  52,255,625   48,663,252    52,819,631
                                     -----------  -----------  ------------
                                     $85,012,276  $96,248,880   $74,420,540
                                      ==========   ==========    ==========

Note: The condensed consolidated balance sheet at December 28, 1996 has been taken from the audited financial statements.

          See notes to consolidated condensed financial statements.

-1-

                            HAMPTON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                            Thirteen Weeks Ended     Twenty-six Weeks Ended
                            --------------------     ----------------------
                           June 28,      June 29,     June 28,     June 29,
                             1997          1996         1997         1996
                             ----          ----         ----         ----
Net sales                 $26,111,436   $25,295,098  $62,467,758  $61,231,250

Cost and expenses:
  Cost of products sold    20,164,501    20,728,133   47,580,336   48,965,326
                           -----------   -----------  -----------  -----------
  Gross margin              5,946,935     4,566,965   14,887,422   12,265,924

  Selling, general and
   administrative           7,666,157     6,534,107   15,195,609   14,304,697
  Rental income - net        (243,938)     (166,544)    (418,862)    (333,091)
  Equity in (earnings)
   loss of unconsolidated
    affiliates                (41,338)       58,874      (87,987)      49,066
  Gain on disposal of
   fixed assets               (23,673)     (653,096)     (30,908)    (785,090)
  Other (income) expense
   - net                      (20,953)         -          32,931         -
                           -----------   -----------  -----------  -----------
Operating (loss) income    (1,389,320)   (1,206,374)     196,639     (969,658)

  Interest                    553,999       744,821    1,076,644    1,398,403
                           -----------   -----------  -----------  -----------
Loss before income tax
 benefit                   (1,943,319)   (1,951,195)    (880,005)  (2,368,061)
Income tax benefit           (759,000)     (767,300)    (316,000)    (920,200)
                           -----------   -----------  -----------  -----------
Net loss                  $(1,184,319)  $(1,183,895) $  (564,005) $(1,447,861)
                            ==========    ==========   ==========   ==========

Loss per common share         $(.26)        $(.26)       $(.12)       $(.32)
                               ====          ====         ====         ====
Average common shares
 outstanding                4,585,629     4,585,629    4,585,629    4,585,629
                             ========      ========     ========     ========



            See notes to consolidated condensed financial statements.

-2-

                           HAMPTON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                Twenty-six Weeks Ended
                                                ----------------------
                                                 June 28,      June 29,
                                                   1997          1996
                                                   ----          ----
OPERATING ACTIVITIES:
Net loss                                     $   (564,005) $ (1,447,861)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Amortization                                   198,913        13,988
   Depreciation                                 1,076,976     1,243,354
   Deferred income taxes                          (35,000)     (920,200
   Reserve for doubtful accounts and
    allowances                                   (107,000)     (607,967)
   Retirement plan obligations                   (123,841)        6,797
   Gain on sale of fixed assets                   (30,908)     (785,090)
   Equity in (earnings) loss of
    unconsolidated affiliates                     (87,987)       49,066
   Provision for restructuring costs                 -         (530,899)
Changes in current assets and current
 liabilities:
  Accounts receivable                           4,601,408     8,264,000
  Inventories                                 (15,096,249)  (10,383,534)
  Other current assets                           (169,166)       70,532
  Accounts payable                               (485,943)   (1,769,786)
  Accrued liabilities                             203,905       345,863
  Income taxes                                       -          (48,183)
                                              ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES         (10,618,898)   (6,499,920)
                                              ------------   -----------
INVESTING ACTIVITIES:
  Additions to fixed assets                      (455,159)     (226,553)
  Proceeds received from sale of
   fixed assets                                    26,447     1,188,890
  (Increase) decrease in investments
   in and advances to unconsolidated
    subsidiaries                                   (7,874)       14,623
  Increase in other assets                       (469,570)     (359,086)
                                              ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES:                                    (906,156)      617,874
                                              ------------  ------------
FINANCING ACTIVITIES:
  Additions to debt - Banks - net              11,858,287     6,111,189
  Payments on debt - Other                       (296,666)     (558,465)
                                              ------------  ------------
NET CASH  PROVIDED BY FINANCING
  ACTIVITIES                                   11,561,621     5,552,724
                                              ------------  ------------
INCREASE (DECREASE) IN CASH                        36,567      (329,322)
CASH AT BEGINNING OF PERIOD                       310,520       351,982
                                              ------------  ------------
CASH AT END OF PERIOD                        $    347,087  $     22,660
                                                =========     =========
Cash paid during the period - Interest          1,016,000  $  1,208,000
                                                =========     =========
                            - Income taxes   $    407,500  $     76,000
                                                =========     =========

          See notes to consolidated condensed financial statements.

-3-


                           HAMPTON INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (Information as of June 28, 1997 and June 29, 1996 is unaudited.)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheets as of June 28, 1997 and June 29, 1996 and the consolidated statements of operations for the thirteen and twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 28, 1997 and June 29, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the consolidated financial statements of June 29, 1996 to conform to classifications used at June 28, 1997.

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

The Credit Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. As of June 28, 1997, the Company failed to meet the interest expense coverage ration required by the Credit Facility. On July 24, 1997, the Company received waiver for this covenant violation. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs.
-4-

3.  STOCK OPTIONS

In 1992, the stockholders approved a non-qualified stock option plan (the "Plan") under which there are presently reserved 963,000 shares of common stock. The Plan is administered by a committee designated by the board of directors. Options granted to eligible employees are exercisable in increments of 20% annually. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. Stock to be offered under the Plan consists of shares of the common stock of the Company, whether authorized but unissued or reacquired by the Company.

The exercise price of the options granted was the fair market value on the date of grant.  A summary of the changes in common stock options is as follows:
                                                        Price
                                        Number of     Range per
                                         Shares         Share
                                         ------         -----
    Outstanding at December 30,1995        -              -
      Granted - May 30, 1996            279,500         $4.50
      Canceled                           (4,500)        $4.50
                                        -------         -----
    Outstanding at December 28, 1996    275,000         $4.50

      Granted - March 19, 1997           73,000         $6.75
      Granted - May 22, 1997              6,500         $7.25
      Canceled                           (4,500)    $4.50 - $6.75
                                        -------      ------------
    Outstanding at June 28, 1997        350,000     $4.50 - $7.25
                                        =======      ============

An additional 613,000 shares are reserved for future grants.  At
June 28, 1997, there are 54,400 of the stock options exercisable.

The Company applies the provisions of APB Opinion 25 and related
Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants and $18,500 for the May 22, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten
-5-
months and expected volatility of 39.25%.
The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and loss per share would be as follows:

                                           Thirteen Weeks    Twenty-six Weeks
                                                Ended             Ended
                                            June 28, 1997      June 28, 1997
                                            -------------      -------------
Net loss                  - as reported     $ 1,184,319        $ 564,005
                                              =========          =======
                          - pro forma       $ 1,186,009        $ 645,605
                                              =========          =======
Net loss per common share - as reported         $.26              $.12
                                                =====             =====
                          - pro forma           $.26              $.14
                                                =====             =====

Net loss per share has been calculated using the weighted average shares outstanding during the periods. Common stock equivalents have been excluded from the computation because they are anti-dilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:
                                 Thirteen Weeks Ended  Twenty-six Weeks Ended
                                 --------------------  ----------------------
                                  June 28,  June 29,     June 28,   June 29,
                                   1997      1996          1997       1996
                                  -------   -------      -------    -------
Net sales                          100.0%    100.0%       100.0%     100.0%
Cost of products sold               77.2      81.9         76.2       80.0
                                  --------  --------     --------   --------
  Gross margin                      22.8      18.1         23.8       20.0

  Selling, general and
   administrative                   29.4      25.9         24.3       23.3
  Rental income - net              (  .9)    (  .7)       (  .7)     (  .5)
  Equity in (earnings) loss
   of unconsolidated
    affiliates                     (  .2)       .3        (  .1)        .1
  Gain on asset sales              (  .1)    ( 2.6)       (  .1)     ( 1.3)
  Other (income) expense -
   net                             (  .1)      -             .1         -
                                 --------   -------       --------   -------
  Operating (loss) income          ( 5.3)    ( 4.8)          .3      ( 1.6)
  Interest                           2.1       2.9          1.7        2.3
                                 --------   -------       --------   -------
Loss before income tax benefit     ( 7.4)    ( 7.7)       ( 1.4)     ( 7.7)
Net loss                           ( 4.5)%   ( 4.7)%      (  .9)%    ( 2.4)%
                                   ======    ======        ======    ======

-6-

             THIRTEEN WEEKS ENDED JUNE 28, 1997 AS COMPARED TO
                   THE THIRTEEN WEEKS ENDED JUNE 29, 1996


Net sales increased by $816,000 or 3.2% for the quarter as compared to June 29, 1996. The increase is principally due to an increase in net dozens shipped of 1.5% and an increase in average price per dozen due to a change in product mix. Sales of "branded" apparel decreased slightly for the period primarily due to earlier shipments of spring merchandise in December 1996. The comparable shipments occurred in January 1996 in the prior year.

Gross profit increased by $1,380,000 during the quarter ended
June 28, 1997 or 22.8% of net sales as compared to 18.1% for the corresponding prior period. This improvement in margins continues to reflect the emphasis on higher margin sales and an emphasis on cost reductions.

Selling, general and administrative expenses increased by $1,132,000, or 17.3% during the quarter ended June 28, 1997, as compared to the prior year. Increased expenditures for samples, travel, advertising and freight on samples are the primary factors accounting for this increase.

Interest expense declined by $191,000 due to the lower level of borrowings.

The effective tax rate for 1997 was 39.1% as compared to 41.7% in the prior period.

During the quarter ended June 29, 1996, a gain of $653,000 on the sale of property held for sale was realized.


            TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AS COMPARED TO
                  THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996


Net sales increased by $1,237,000 or 2.0% for the twenty-six weeks as compared to June 29, 1996. The increase is principally due to a increase of .9% in net dozens shipped combined with a slight increase in average price per dozen as a result of a change in product mix. Sales of "branded" apparel decreased slightly for the period because spring 1997 merchandise began shipping in December of the prior year, whereas, spring 1996 merchandise did not begin shipping until January 1996.

Gross profit increased by $2,621,000 during the twenty-six weeks ended June 28, 1997, or 23.8% of net sales, as compared to 20.0% for the corresponding prior period. This improvement in margins continues to reflect the emphasis on higher margin sales and an emphasis on cost reductions.

Selling, general and administrative expenses increased by $891,000, or 6.2% during the twenty-six weeks ended June 28, 1997, as compared to the prior period due to increased expenditures for samples, travel, advertising and freight on samples.

Interest expense declined by $322,000 due to the lower level of borrowings.
-7-

The effective tax rate for 1997 was 35.9% as compared to 41.7% in the prior period.

During the twenty-six weeks ended June 29, 1996, a gain on the sale of property held for sale of $758,000 was realized.

Liquidity and Capital Resources

Outstanding borrowings under the Credit Facility amounted to $12,258,000 at June 28, 1997 as compared to $25,711,000 at June 29,
1996 and $400,000 at December 28, 1996. Outstanding letters of credit amounted to $28,715,000 at June 28, 1997 as compared to $21,321,000 at June 29, 1996 and $21,908,000 at December 28, 1996. The increase in the outstanding letters of credit from the prior year relates to having received a greater amount of inventories prior to June 29, 1996 as compared to the current year.

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

The Credit Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. As of June 28, 1997, the Company failed to meet the interest expense coverage ratio required by the Credit Facility. On July 24, 1997, the Company received waiver for this covenant violation. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs.

At June 28, 1997, the Company's working capital approximated $39,025,000 as compared to $44,514,000 in the prior year. The current ratio was 2.67 to 1 in the current period as compared to 2.49 to 1 in the prior year. In 1996, $7,750,000 of the outstanding borrowings under the Credit Facility was classified as long term debt which had the effect of improving both working capital and the current ratio in that year. In the current year, all borrowings under the Credit Facility are classified as a current liability.

Net cash used by operating activities of $10,619,000 increased in the current twenty-six week period as compared to the same period in the prior year. For the period ending June 28, 1997, an increase in inventories of $15,096,000 was partially offset by a decrease in accounts receivables of $4,601,000. At December 30, 1995, the balances of inventories and receivables were such that the Company instituted programs to improve inventory turns and collection of receivables. During 1996 these efforts made a significant improvement in cash flow generated from operations. The current period reflects a more normal operating use of cash as measured against the balances as of December 28, 1996, with a normal increase in inventories to support future sales and a normal increase in receivables due to seasonal sales.
-8-

Investing activities include normal replacements of machinery and equipment and building improvements. There are no major expenditures planned for the remainder of 1997 and to the extent that normal investments are made, they will be financed from operations. During 1996, proceeds received from the sale of fixed assets was $1,189,000.

Financing activities report the changes in bank borrowings and other debt which support inventory and accounts receivable levels and other investments. Cash provided by financing activities during the twenty-six weeks ended June 28, 1997 was $11,562,000 which principally relates to borrowings under the Company's Credit Facility. The increase in borrowings was used to support the normal growth in inventories and accounts receivable.

On May 30, 1996, options were granted for 279,500 shares at $4.50 per share, the fair market value on the date of grant. On March 19, 1997 and May 22, 1997, options were granted for 73,000 shares at $6.75 per share and 6,500 shares at $7.25, respectively, the fair market value on the dates of the grants. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A total of 350,000 options were outstanding at June 28, 1997 and 54,400 of the stock options are exercisable.

The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants and $18,500 for the May 22, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten months and expected volatility of 39.25%.

The Company's backlog of orders at June 28, 1997 was approximately $96,860,000 as compared to $96,607,000 in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet sales goals for the Company.

Management believes that the credit available under the Credit
Facility together with the cash expected to be generated from operations, is adequate to meet the Company's financing requirements for the foreseeable future.

Impact of Inflation

General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing cost and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.
-9-

New Accounting Principles

Statement of Financial Accounting Standards ("SFAS") No. 128,
Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), will no longer be included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of primary EPS. There will be no impact on reported EPS of adopting this statement.

Forward Looking Statements

Except for the historical information contained herein, the matters outlined in the management's discussion and analysis above include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell through rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 28, 1996.
-10-


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

                               Date: July 31, 1997

-11-