Form 10-Q
period 1997-09-27
HAMPTON INDUSTRIES INC /NC/
filed 1997-11-10
CIK 45260

HAMPTON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

                                 September    September      December
                                     27,          28,          28,
                                    1997         1996         1996
                                -----------   -----------    --------
                                (Unaudited)   (Unaudited)
ASSETS
Current assets:
 Cash                          $    516,171  $    374,681 $    310,520
 Accounts receivable - net       30,119,110    36,225,590   18,967,447
 Inventories                     41,772,526    41,201,949   30,748,132
 Deferred income tax assets         581,078       613,463      532,078
 Refundable income taxes            622,139     1,232,010      905,833
 Other current assets                  -             -         132,933
                               ------------  ------------ ------------
    Total current assets         73,611,024    79,647,693   51,596,943

 Property, plant and
   equipment - net               18,269,419    17,780,584   19,185,350
 Assets held for
   disposal - net                 1,223,920     1,087,312    1,200,684
 Investments in and
  advances to
  unconsolidated affiliates         795,560     1,634,606      823,771
 Other assets                     2,406,195     1,366,870    1,613,792
                               ------------  ------------ ------------
                               $ 96,306,118  $101,517,065 $ 74,420,540
                                 ==========    ==========   ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable - banks
  and current maturities
  of long-term debt            $ 23,166,416  $ 22,308,229 $    593,332
 Accounts payable                 5,854,038     7,775,586    8,412,730
 Accrued liabilities              3,183,061     2,011,022    2,432,776
 Income taxes                       683,336       539,376       -
                               ------------  ------------ ------------
Total current liabilities        32,886,851    32,634,213   11,438,838

Deferred income
  tax liabilities                 1,034,519       791,962    1,034,519
Long-term debt                    4,341,681    12,685,013    5,102,991
Retirement plan
  obligations                     3,892,072     4,024,899    4,024,561
                               ------------  ------------ ------------
                                 42,155,123    50,136,087   21,600,909
Stockholders' equity             54,150,995    51.380.978   52,819,631
                               ------------  ------------ ------------
                               $ 96,306,118  $101,517,065 $ 74,420,540
                                 ==========    ==========   ==========

       See notes to consolidated condensed financial statements.
-1-

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                           Thirteen Weeks Ended     Thirty-nine Weeks Ended
                           --------------------     -----------------------
                           September   September     September    September
                              27,         28,           27,          28,
                             1997        1996          1997         1996
                             ----        ----          ----         ----
Net sales                 $46,151,076 $54,225,688  $108,618,834  $115,456,938

 Cost of products sold     33,218,907  41,195,963    80,799,243    90,161,289
                          ----------- -----------  ------------  ------------
 Gross margin              12,932,169  13,029,725    27,819,591    25,295,649

 Selling, general and
  administrative expenses   9,371,503   7,718,814    24,567,112    22,023,511

 Rental income - net        (210,531)   (166,545)     (629,393)     (499,636)
 Equity in (earnings)
  loss of unconsolidated
  affiliates                 (45,619)    (42,613)     (133,606)         6,453
 Gain on disposal
  of fixed assets             (4,127)    (10,809)      (35,035)     (795,899)
 Other income - net          (47,020)         -        (14,089)          -
                          ----------- -----------  ------------  ------------
Operating income            3,867,963   5,530,878     4,064,602     4,561,220

 Interest expense             764,358   1,103,152     1,841,002     2,501,555
                          ----------- -----------  ------------  ------------
Income before provision
 for income taxes           3,103,605   4,427,726     2,223,600     2,059,665
Provision for income
 taxes                      1,213,000   1,710,000       897,000       789,800
                          ----------- -----------  ------------  ------------
Net income                $ 1,890,605 $ 2,717,726  $  1,326,600  $  1,269,865
                           ==========  ==========    ==========    ==========

Net income per common
 share                       $.41         $.59         $.29          $.28
                              ===         ====         ====          ====
Weighted average common
 shares outstanding         4,586,429   4,585,629     4,585,896    4,585,629
                             =======     =======       =======      =======

       See notes to consolidated condensed financial statements.
-2-

HAMPTON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                            Thirty-nine Weeks Ended
                                             September    September
                                                27,           28,
                                               1997          1996
                                            ----------    ---------
OPERATING ACTIVITIES:
Net income                                  $1,326,600    $1,269,865
Adjustments to reconcile net earnings to
 net cash used in operating activities:
     Amortization                              345,338        20,997
     Depreciation                            1,628,648     1,808,760
     Deferred income taxes                    (49,000)       336,800
     Reserve for doubtful accounts and
       allowances                             142,000      (630,002)
     Retirement plan obligations             (132,489)      (34,388)
     Gain on sale of fixed assets             (35,035)     (795,899)
     Equity in (earnings) loss of
       unconsolidated affiliates             (133,606)         6,453
     Provision for restructuring costs           -         (391,959)

Changes in current assets and current
liabilities:
     Accounts receivable                  (11,293,663)  (13,312,317)
     Inventories                          (11,024,396)     5,112,982
     Other current assets                      416,629        58,813
     Accounts payable                      (2,558,692)   (3,120,974)
     Accrued liabilities                       750,288       113,074
     Income taxes                              683,336       491,194
                                           ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES      (19,934,042)   (9,066,601)
                                           ------------  ------------
INVESTING ACTIVITIES:
     Additions to fixed assets               (696,170)     (559,089)
     Proceeds received from sale of             17,286     1,193,022
      fixed assets
     Decrease in investments in and
      advances to unconsolidated
      subsidiaries                              71,787        59,207
     Increase in other assets              (1,064,984)     (679,869)
                                          ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES:                              (1,672,081)        13,271
                                          ------------   ------------
FINANCING ACTIVITIES:
     Additions to debt  - Banks - net       22,173,440     9,828,389

     Payments on debt  - Other               (361,666)     (752,360)
                                          ------------  ------------
NET CASH PROVIDED BY FINANCING              21,811,774     9,076,029
ACTIVITIES
                                          ------------  ------------
INCREASE IN CASH                               205,651        22,699
CASH AT BEGINNING OF PERIOD                    310,520       351,982
                                          ------------  ------------
CASH AT END OF PERIOD                     $    516,171  $    374,681
                                             =========     =========
Cash paid during the period
                - Interest                $  1,465,000  $  2,480,000
                                             =========     =========
                - Income taxes            $    407,500  $  (463,000)
                                             =========     =========

       See notes to consolidated condensed financial statements.
-3-

                        HAMPTON INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Information as of September 27, 1997 and September 28, 1996 is
                              unaudited.)

1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of September 27, 1997 and September 28, 1996 and the consolidated statements of operations for the thirteen and thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 27, 1997 and September 28, 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended September 27, 1997 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of September 28, 1996 to conform to classifications used at September 27, 1997.

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

     The Credit Facility contains financial covenants, including but not limited to EBITDA, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs. As of September 27, 1997, the Company failed to meet the minimum EBITDA coverage required by the Credit Facility. On November 3, 1997, the Company received waiver for this covenant violation.
-4-

3.  STOCK OPTIONS

     In 1992, the stockholders approved a non-qualified stock option plan (the "Plan") under which there are presently reserved 963,000 shares of common stock. The Plan is administered by a committee designated by the board of directors. Options granted to eligible employees are exercisable in increments of 20% annually. The exercise price may be paid in cash, common stock of the Company, or a combination thereof . Stock to be offered under the Plan consists of shares of the common stock of the Company, whether authorized but unissued or reacquired by the Company.

     The exercise price of the options granted was the fair market value on the date of grant.  A summary of the changes in common stock options is as follows:
                                                      Price
                                      Number of      Range per
                                        Shares         Share
   Outstanding at December 30,1995        -              -
     Granted - May 30, 1996              279,500       $4.50
     Canceled                            (4,500)       $4.50
                                      ----------      -------
   Outstanding at December 28,1996       275,000       $4.50

     Granted - March 19, 1997             73,000       $6.75
     Granted - May 22, 1997                6,500       $7.25
     Exercised - July 1997                 (800)       $4.50
     Canceled                            (4,500)   $4.50 - $6.75
                                      ----------   -------------
   Outstanding at September 27, 1997     349,200   $4.50 - $7.25
                                        ========     ==========

     An additional 613,000 shares are reserved for future grants. At September 27, 1997, there are 53,600 of the stock options exercisable.

     The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants and $18,500 for the May 22, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period.
The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten
-5-

months and expected volatility of approximately 39%. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                                    Thirty-nine
                                    Weeks Ended
                                    September 27,
                                       1997
 Net income     - as reported      $ 1,326,600
                                   =============
                - pro forma        $ 1,245,000
                                   =============
 Net income per common share
                - as reported          $.29
                                       =====
                - pro forma            $.27
                                       =====

     Net income per share has been calculated using the weighted average shares outstanding and the common stock equivalents during the periods.


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the operating data for the periods indicated:
                          Thirteen Weeks Ended    Thirty-nine Weeks Ended
                          September   September     September  September
                             27,         28,           27,        28,
                            1997        1996          1997       1996
                          ---------   ---------    ---------  ---------
Net sales                   100.0%      100.0%       100.0%     100.0%
Cost of products sold        72.0        76.0         74.4       78.1
                           --------    --------     --------   --------
     Gross margin            28.0        24.0          25.6       21.9

     Selling, general and
      administrative
       expenses              20.3        14.2         22.6       19.1
     Rental income - net   (   .5)    (    .3)     (    .6)    (   .4)
     Equity in earnings
      of unconsolidated
      affiliates           (   .1)    (    .1)     (    .1)       -
     Gain on asset sales      -           -            -       (   .7)
     Other income - net    (   .1)        -            -          -
                           --------   --------      --------   --------
     Operating income         8.4        10.2          3.7        3.9
     Interest expense         1.7         2.0          1.7        2.2
                           --------   --------      --------   --------
Income before provision
  for income taxes            6.7         8.2          2.0        1.8
Provision for income taxes    2.6         3.2           .8         .7
                           --------   --------      --------   --------
Net income                    4.1%        5.0%         1.2%       1.1%
                            ======      ======       ======     ======

-6-

         THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AS COMPARED TO
              THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996


     Net sales decreased by $8,075,000 or 14.9% for the quarter as compared to September 27, 1996. The decrease is principally due to late deliveries of product from suppliers, delays in transportation logistics and delays of customer orders due to the warm weather. Sales of branded apparel represented 30.1% of total sales in the current period as compared to 21.0% in the prior comparable period.

     Gross profit decreased in absolute dollars by $98,000 during the quarter ended September 27, 1997 as compared to September 28, 1996. Gross margin percent improved to 28.0% from 24.0% for the respective periods. This improvement in margins continues to reflect the emphasis on higher margin sales, sales of branded apparel and an emphasis on cost reductions.

     Selling, general and administrative expenses increased by $1,653,000, or 21.4% during the quarter ended September 27, 1997, as compared to the prior year. As a percent of sales it increased to 20.3% from 14.2% for the respective periods. Increased expenditures for samples, travel, advertising, freight on samples and higher compensation expense are the primary factors accounting for the increase. Additional sales and marketing personnel is the primary factor in increased compensation, the benefits of these additional associates should be realized in future periods.

     Interest expense declined by $339,000 due to the lower level of borrowings.

     The effective tax rate for 1997 was 39.1% as compared to 38.6% in the prior period.


       THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AS COMPARED TO
             THE TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1996


     Net sales decreased by $6,838,000 or 5.9% for the thirty-nine weeks as compared to September 28, 1996. The decrease is principally due to late deliveries of product from suppliers, delays in transportation logistics and delays of customer orders due to the warm weather which occurred in the third quarter. Sales of branded apparel increased to 29.2% of total sales as compared to 27.2% in the period.

     Gross profit increased in absolute dollars by $2,524,000 during the thirty-nine weeks ended September 27, 1997. As a percent of net sales, it improved to 25.6% as compared to 21.9% for the corresponding prior period. This improvement in margins continues to reflect the emphasis on higher margin sales, sales of branded apparel and an emphasis on cost reductions. -7-

     Selling, general and administrative expenses increased by $2,544,000, or 11.6% during the thirty-nine weeks ended September 27, 1997, as compared to the prior period. As a percent of sales, they increased to 22.6% of sales as compared to 19.1% in the prior period. Increased expenditures for samples, travel, advertising, freight on samples and higher compensation expense are the primary factors accounting for the increase. Additional sales and marketing personnel is the primary factor in increased compensation, the benefits of these additional associates should be realized in future periods.


     Interest expense declined by $661,000 due to the lower level of borrowings.

     The effective tax rate for 1997 was 40.3% as compared to 38.3% in the prior period.

     During the thirty-nine weeks ended September 28, 1996, a gain on the sale of property held for sale of $796,000 was realized.

Liquidity and Capital Resources

     Outstanding borrowings under the Credit Facility amounted to $22,573,000 at September 27, 1997 as compared to $29,428,000 at September 28, 1996 and $400,000 at December 28, 1996. Outstanding letters of credit amounted to $26,123,000 at September 27, 1997 as compared to $15,878,000 at September 28, 1996 and $21,908,000 at December 28, 1996. The increase in the outstanding letters of credit from the prior year relates to late deliveries of product and a greater portion of inventory being sourced overseas.

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

     The Credit Facility contains financial covenants, including but not limited to EBITDA, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs. As of September 27, 1997, the Company failed to meet the minimem EBITDA coverage required by the Credit Facility. On November 3, 1997, the Company received a waiver for this covenant violation.

     At September 27, 1997, the Company's working capital approximated $40,724,000 as compared to $47,013,000 in the prior year. The current ratio was 2.24 to 1 in the current period as compared to 2.44 to 1 in the prior year. All borrowings under the Credit Facility are classified as a current liability as management anticipates that outstanding borrowings at year-end will not be significant.
-8-

     Net cash used by operating activities of $19,933,000 increased in the current thirty-nine week period as compared to $9,067,000 in the same period in the prior year. For the period ending September 27, 1997, an increase in inventories of $11,024,000 and an increase in accounts receivables of $11,294,000 comprised the primary uses of operating cash and reflects expected seasonal levels.

    Investing activities include normal replacements of machinery and equipment and building improvements. There are no major expenditures planned for the remainder of 1997 and to the extent that normal investments are made, they will be financed from operations. During 1996, proceeds received from the sale of fixed assets were $1,193,000. Other assets primarily comprise fixtures to support retail sales and computer software.

     Financing activities report the changes in bank borrowings and other debt which support inventory and accounts receivable levels and other investments. Cash provided by financing activities during the thirty-nine weeks ended September, 1997 was $21,812,000 which principally relates to borrowings under the Company's Credit Facility. The increase in borrowings was used to support the normal growth in inventories and accounts receivable.

     The Company's backlog of orders at October 31, 1997 was approximately $68,167,000 which includes advance orders of $37,106,000 for 1998 as compared to $58,433,000 which included advance orders for 1997 of $30,061,000 in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet sales goals of the Company.

     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, is adequate to meet the Company's financing requirements for the foreseeable future.

     On March 19, 1997 and May 22, 1997, options were granted for 73,000 shares at $6.75 per share and 6,500 shares at $7.25, respectively, the fair market value on the dates of the grants. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A total of 349,200 options were outstanding at September 27, 1997 and 53,600 of the stock options are exercisable.

     The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the
options become exercisable.   Had compensation cost for these options
been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the May 30, 1996 grants and $221,300 for the March 19, 1997 grants and $18,500 for the May 22, 1997 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6.7%, expected life of 3 years and ten months and expected volatility of approximately 39%. -9-

Impact of Inflation

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

Forward Looking Statements

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis above include forward looking statements that involve risks and uncertainties, including quarterly fluctuations in results, retail sell-through rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing.
In addition, other risks and uncertainties are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 28, 1996.
-10-

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

                              Date: November 10, 1997
-11-