Form 10-K
period 1997-12-27
HAMPTON INDUSTRIES INC /NC/
filed 1998-03-20
CIK 45260

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


      Hampton's products are principally sold at retail under private labels. However, the company also manufactures and sells apparel under the following licenses:
             LICENSE                      PRODUCT CATEGORY
 Nautica for Boys'                Boys' shirts, pants, outerwear
                                  and swimwear
 Rawlings                         Men's and  boys' activewear
 Spalding (2)                     Men's  and boys' activewear
 Dickies (1)                      Men's casual and rugged
                                  sportshirts
 Justin (2)                       Men's and boys' western wear
 Ron Chereskin (1)                Men's sleepwear and robes
 Bugle Boy (1)                    Men's and boys' sleepwear and
                                  robes
 Charles Goodnight (2)            Ladies sleepwear and robes
 Warner Brothers                  Men's sleepwear and robes and
                                  children's robes and novelty
                                  apparel
      (1)             Initial sales occurred in 1997.
      (2)             Initial sales will occur in 1998.

            TRADEMARK                     PRODUCT CATEGORY
 Kaynee                           Boys' and girl's shirts and
                                  school uniforms
 Le Tigre                         Men's and boys' sportshirts and
                                  sportswear
 Campus                           Men's and boys' sportshirts and
                                  sportswear

 Branded apparel is becoming a more important part of the success of the Company's business.
-1-

      Hampton designs its own line of apparel as well as produces apparel under private label to customers specifications. The Company's products are manufactured from various combinations of man-made and natural fibers which are readily available from a number of sources both domestically and imported. Hampton has no long-term contracts with any supplier. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured in Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The design and production specifications for imported products are provided to the manufacturers by Hampton.

      Hampton's products are sold throughout the United States, to approximately 2,750 customers including most of the country's leading national and regional retail chains and department stores. Sales are made by a nationwide sales staff of 72 salesmen, including 33 field representatives at the end of 1997. Sales offices are located in New York, and at the Company's executive and administrative headquarters in Kinston, North Carolina. As of December 27, 1997 the Company had approximately 903 full-time associates domestically and approximately 434 associates in the Caribbean. Hampton is not a party to any collective bargaining agreements, has never experienced a strike or work stoppage, and believes that it maintains satisfactory relationships with its associates.

      Hampton's largest customers accounted for approximately 31% of consolidated sales volume in 1997 and 1996, respectively.  Wal-Mart
 Stores, Inc. and J.C. Penney Co. are large multi-outlet retail chains who purchase a broad range of Hampton's products through a variety of their merchandising departments.  There have been no contracts with either customer for continued business.  The following is a breakdown of their respective sales volume:
                                         1997   1996   1995
  J.C. Penney Co.                          16%    15%    16%
  Wal-Mart Stores, Inc.                    15%    16%    18%

      The following is a breakdown of sales by product categories:
                                         1997      1996   1995
 Men's shirts and sportswear              34%       40%    50%
 Boys' shirts and sportswear              30%       26%    19%
 Ladies' sleepwear                        13%       13%     9%
 Men's sleepwear                          13%       12%    13%
 Activewear                                9%        7%     7%
 Other                                     1%        2%     2%

      Sales of licensed products accounted for 31%, 23% and 14% of the consolidated sales for 1997 and the prior two years, respectively.
-2-

      The following reflects the Company's sourcing of its products:
                                          1997     1996   1995
 Imports                                   51%      56%    47%
 Caribbean                                 29%      24%    24%
 Domestic                                  20%      20%    29%

      All foreign purchases are contracted for in U.S. Dollars;
 therefore, there is no currency risk.

      As of February 28, 1998, Hampton's backlog of orders was approximately $109,105,000 as compared to $87,146,000 on the same date in 1997. The orders are believed to be firm and are expected to be shipped during the current fiscal year.

     The Company relies on various computer applications for the operation of its business. Several current computer applications could have a significant impact on the Company if not modified prior to the year 2000. As part of an reengineering effort and a conversion to a new computer system, the Company is converting all business applications to new hardware and software. This conversion will address all issues related to Year 2000 and is expected to be completed in the early part of 1999.
It is anticipated that the expenditure for this effort will approximate $500,000 of which a portion has already been spent in 1997. Management does not believe that this will have a significant impact on the Company.

      The apparel industry is highly competitive as to style, quality and price. Hampton competes with many other manufactures and suppliers as to each of its products.

 EXECUTIVE OFFICERS OF REGISTRANT
                                                                   First year
 Name and age                   Office                               elected
 David Fuchs (73)             Chairman and Chief Executive Officer   1975
 Steven Fuchs (38)            President                              1996
 Roger M. Eichel (49)         Senior Vice President and Secretary    1997
 Robert J. Stiehl, Jr. (62)   Executive Vice President - Operations,
                              Treasurer, and Assistant Secretary     1995
 Frank Simms (49)             Chief Financial Officer and
                              Vice President of Finance              1997

      Each of the above named was elected for one year or until the election of a successor. The next election shall take place immediately following the Annual Meeting of Shareholders to be held on May 18, 1998. There is no arrangement or understanding between any of the above pursuant to which they were elected as Officers.

      All of the Executive Officers above named, except Robert J.
 Stiehl, Jr. and Frank Simms are related family members.
 Steven Fuchs is the son of David Fuchs, and Roger Eichel is David Fuchs' son-in-law.
-3-

      Mr. David Fuchs has held his current executive position for in excess of five years. Mr. Steven Fuchs was elected to his present position in January, 1996. From 1993 to January 1996, Mr. Steven Fuchs was the President of Hampton Shirt Co. (a subsidiary). Prior to 1993, he held various positions with the Company. Mr. Roger Eichel was elected to his present position in May, 1997 and prior thereto, he was Secretary of the Company. Mr. Robert J. Stiehl, Jr. was elected to his present position in January 1995. For in excess of five years prior thereto, he was Vice President - Finance. Mr. Frank Simms was elected Chief Financial Officer in November 1997 and had previously been Vice President of Finance since May 1995. Prior to joining Hampton he was the Chief Financial Officer of Riverside Manufacturing Co. for in excess of five years.
      David Fuchs, Steven Fuchs, and Roger Eichel are also
 Directors of the Company.

 ITEM 2.  PROPERTIES
      Hampton operates three domestic manufacturing plants, one manufacturing plant in the Caribbean and three domestic distribution centers. The Company's sales and merchandising personnel as well as certain executive officers occupy a building located in New York City. Hampton's principal executive and administrative offices are located in North Carolina. All of these properties are owned by the Company. The New York office is collateralized by a related mortgage loan.
 The executive and administrative offices located in North Carolina are financed through an Industrial Revenue Bond issued by a state governmental agency. All bonds and mortgages are guaranteed by the Company and are secured by the underlying assets.

      The Company believes that its plants and facilities are in good repair and adequate in respect to its foreseeable needs. The machinery and equipment utilized in its facilities are considered by management to be modern and efficient.

 ITEM 3.  LEGAL PROCEEDINGS

      There are no significant legal proceedings.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None
-4-

                                PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
 STOCKHOLDER MATTERS

 (a)  Principal Market

      The principal market on which Hampton's Common Stock is traded is the American Stock Exchange under the symbol HAI.

 (b)  Stock Price and Dividend Information

      The table below presents the high and low market prices for Hampton's Common Stock.
                            QUARTER ENDED

                     1997                         1996
         3/29     6/28    9/27    12/27    3/30    6/29   9/28   12/28
 High   7  1/4    8 1/2  10 1/4   10 1/2   5 1/8   4 7/8   5 3/8  5 7/8
 Low    5 13/16   6 5/8   7 3/4    8 3/8   4 5/16  4 1/4   4 1/4  4 3/4

      The Company has not paid a cash dividend on its common stock since 1973. The present credit agreement includes restrictive covenants which, among other things, prevent the payment of cash dividends.

  (c)  Approximate Number of Holders of Common Stock

      The number of holders of record of Hampton's Common Stock as of December 27, 1997 was approximately 332, including, as a single holder of record, brokerage firms having more than one stockholder account.

 ITEM 6.  SELECTED FINANCIAL DATA

           (In thousands except per common share amounts)
                            1997       1996     1995       1994*      1993
 YEAR ENDED:
   Net Sales              $163,040  $160,684  $184,593    $172,024  $196,438
   Net earnings (loss)       1,083     2,709    (2,164)      1,002    (2,433)
   Basic earnings
    (loss) per
    common share              $.24      $.59     $(.47)       $.22     $(.53)
   Diluted earnings
    (loss) per common
    share -                   $.23      $.58     $(.47)       $.22     $(.53)

 AT YEAR END:
   Total assets            $78,042   $74,421   $94,271     $90,616   $90,168
   Long-term debt            4,110     5,103     5,305      17,002    20,722
   Working capital          40,648    40,158    37,501      49,206    48,642
   Stockholders'
    equity                 $53,907   $52,820   $50,111     $52,275   $51,273
       *  (53 Weeks)

-5-

      The Company has not paid cash dividends on its common stock since 1973.

      The Company uses the LIFO method of costing principally all of its inventories to more fairly present the results of operations by matching current costs with current revenues. The LIFO method had the effect of decreasing net earnings by $404,900 ($.09 per share) in 1997, increasing net earnings by $504,800 ($.11 per share) in 1996 and $153,800 ($.03 per share) in 1995. Income realized as a result of inventory liquidation was not significant in 1997, $668,200 ($.15 per share) in 1996 and was not significant in 1995.


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

 Results of Operations

      The following table summarizes the operating data for the
 periods indicated:
                                            YEAR ENDED
                                   December   December  December
                                      27,        28,       30,
                                     1997       1996      1995
 Net sales                          100.0%     100.0%     100.0%
 Cost of products sold               77.3       78.2       83.1
                                  ---------  ---------  ---------
 Gross margin                        22.7       21.8       16.9
 Selling, general and
 administrative                      20.8       18.2       16.4
 Net rental income                 (  0.6)    (  0.4)    (  0.4)
 Gain on asset sales                  -       (  0.4)    (  0.4)
 Provision for restructuring
 costs                                -           -         0.7
 Net other income                   (  .1)    (    .1)
 Equity in income of
   unconsolidated subsidiaries      (  .1)       -          -
                                  ---------  ---------  ---------
   Operating income                   2.7        4.5        0.6
 Interest                             1.7        2.0        2.2
                                  ---------  ---------  ---------
   Earnings (loss) before income
     taxes                            1.0        2.5       (1.6)
 Net earnings (loss)                   .7%       1.7%      (1.2)%
                                     ====        ====       =====

 Fiscal 1997 Versus Fiscal 1996

      Net sales for 1997 increased by 1.4%. An increase of 2.4% in the average selling price was partially offset by a decline of 1.0% in units shipped. The increase in average selling price is primarily due to the greater influence of the "branded" product sales.
-6-

      Gross profit margins increased by $2,093,000 for 1997. As a percent of sales this represented an increase of .9%, from 21.8% in 1996 to 22.7% in 1997, which is primarily attributable to increase sales of branded product. Gross profit was negatively impacted in 1997 due to an increase in allowances provided to customers of approximately $761,000. Also, as a result of late delivery of product, approximately $963,000 was incurred for air shipments which occurred primarily in the fourth quarter.

      Selling, general and administrative expenses increased by $4,698,000 in 1997. As a percent of sales there was an increase from 18.2% in 1996 to 20.8% in 1997. Royalty and advertising expenses were 2.4% as compared to 2.1% of sales in 1996, increasing by $541,000 in 1997. Sales of "Branded" product, for which royalty expense is recorded, increased from 23.3% of sales in 1996 to 27.5% in 1997. During 1997, the Company expanded its management team.
 Three new divisional presidents were hired as well as a new Vice President of Corporate Marketing. Certain other individuals were hired in design, sales and sales administration. These new positions along with certain related terminations resulted in an increase in recruiting and severance expenses of $744,000. Compensation and related fringe benefits increased by approximately $1,815,000 in 1997 as compared to 1996.

      During 1997 several new license agreements were entered into which will not contribute to sales until 1998. The development of these new brands negatively impacted 1997 by $1,129,000.

      A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental Income - net.

      During 1996 gains on sale of property were $656,191. In 1997 losses on sale of property were $64,279.
      Interest expense decreased by $495,000 from 1996. This decline is the result of a lower level of borrowing during the year which resulted from lower average levels of receivables and inventory.

      The effective tax rate increased to 34.0% in 1997 from 31.6% in 1996. The rate differential is impacted by the utilization of jobs credit carryovers and reversal of prior year over accruals and the equity in earnings of the unconsolidated subsidiary which is not subject to U. S. federal taxation until such earnings are repatriated.

 Fiscal 1996 Versus Fiscal 1995


      Net sales for 1996 declined by 13.0%. A decline of 17.4% in units shipped was partially offset by an increase of 5.5% in the average selling price. The increase in average selling price is primarily due to the greater influence of the "branded" product sales.

      Gross profit margins increased by $3,806,000 for 1996. As a percent of sales this represented an increase of 4.9% from 16.9% in 1995 to 21.8% in 1996. Two programs that generated approximately $16,000,000 in sales during 1995 were discontinued by the Company. These programs were not profitable and their elimination contributed to the improvement in the margin.
-7-

      Selling, general and administrative expenses declined by $957,000 in 1996. However, as a percent of sales, there was an increase from 16.4% in 1995 to 18.2% in 1996. Certain costs in this category are of a fixed nature. Royalty and advertising expenses were 2.1% of sales in 1996 and 1.4% in 1995 increasing by $823,000 in 1996. "Branded" product, for which royalty expense is recorded, increased from 14.2% of sales in 1995 to 23.3% in 1996.

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

 Liquidity and Capital Resources
      On May 3, 1996, the Company entered into a new credit facility with BNY Financial Corporation, as Agent ("New Facility"). The New Facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

      Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 1999.

      The New Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, limits fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances,
-8-

 however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility plus certain other administrative costs. As of December 27, 1997, the Company failed to meet financial covenants relating to minimum tangible net worth, fixed charge coverage ratio and minimum EBITDA. On February 25,1998, the bank waived non compliance with respect to these provisions.

      Outstanding borrowings under the New Facility amounted to $5,108,000 at December 27, 1997 as compared to $400,000 in 1996. Net working capital as of the end of 1997 was $40,648,000 as compared to $40,158,000 in 1996. The working capital ratio as of the end of 1997 was 3.7:1 as compared to 4.5:1 in 1996.

      During 1997, cash used in operations approximated $2,000,000 which primarily related to higher levels of accounts receivables. In 1996, cash provided by operations was approximately $22,000,000. In 1996, a significant reduction in inventory levels is the primary reason for the generation of cash from operations.

      Additions to plant, property and equipment, which represented normal replacement and upgrading of equipment, were approximately $1,000,000 in 1997 as compared to $600,000 in 1996. Capital expenditures for 1998 are expected to be higher than 1997 and are expected to be financed from operations.

      The increase in other assets in 1997 is primarily due to unamortized in-store fixture cost which are being amortized over 36 months.

      In 1993, the Company entered into two joint ventures in Central America for the purpose of producing apparel under the Caribbean Basin Incentive program or as imports. Effective December 1, 1996, the Company purchased the 50% ownership interest of its joint venture partner in one of the ventures for $1,267,000. This entity has been consolidated since the date of acquisition. This transaction resulted in recording goodwill of $240,000 which is being amortized over 10 years. The Company continues to maintain a 50% interest in the other joint venture.

      At December 27, 1997, the Company had unused lines of credit of $11,215,000 for direct borrowings or the issuance of letters of credit. This availability is in addition to the outstanding direct borrowings of $5,108,000 and letters of credit of $33,402,000 outstanding at the end of 1997.

      Management believes that the line of credit that is available under the New Facility, together with the cash expected to be provided from operations, is adequate to meet the Company's financing needs for the foreseeable future.

      The Company relies on various computer applications for the operation of its business. Several current computer applications could have a significant impact on the Company if not modified prior to the year 2000. As part of an reengineering effort and a conversion to a new computer system, the Company is converting all business applications to new hardware and software. This conversion will address all issues related to Year 2000 and is expected to be completed in the early part of 1999. It is anticipated that the expenditure for this effort will approximate $500,000 of which a portion has already been spent in 1997. Management does not believe that this will have a significant impact on the Company.
-9-
 New Financial Accounting Standards

      During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company will adopt SFAS No. 130 and
 SFAS No. 131 in the fiscal year beginning December 28, 1997. The Company does not expect any material effect from adoption of these statements.
-10-

 Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. As such, final results could differ from estimates or expectations due to factors such as, information currently available is preliminary and incomplete, government regulation and policies may change from that anticipated in present business decisions, business conditions in the retail environment and market prices for raw materials may change to a degree that existing plans may have to be substantially revised. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.
-11-

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 INDEPENDENT AUDITOR'S REPORT

 To the Board of Directors and Stockholders of Hampton Industries,
 Inc.

 We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 27, 1997, December 28, 1996 and December 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

 In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 S\Deloitte Touche LLP
 -----------------------
 February 17, 1998  (February 25, 1998 as to Note E)
 New York, New York
-12-

               HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                            December     December
                                               27,          28,
                                              1997         1996
                                           -----------  -----------
 ASSETS
 Current assets:
      Cash                                 $  171,944   $  310,520
      Accounts receivable, less reserves
       for doubtful accounts and customer
       allowances of $2,304,000 in 1997
       and $819,000 in 1996.                24,313,827   18,967,447
      Inventories (Note B)<F1>              30,356,997   30,748,132
      Deferred income tax
       assets (Note D)<F2>                     405,145      532,078
      Refundable income taxes                    -          905,833
      Other current assets                     514,303      132,933
                                           -----------  -----------
           Total current assets             55,762,216   51,596,943

 Property, plant and equipment - net
  (Notes C<F3> and E<F4>)                   17,702,668   19,185,350
 Assets held for disposal
  - net (Note J)<F5>                         1,200,387    1,200,684
 Investments in and advances to
  unconsolidated affiliates                    703,155      823,771
 Other assets                                2,673,453    1,613,792
                                           -----------  -----------
                                           $78,041,879  $74,420,540
                                           ===========  ===========
 LIABILITIES AND STOCKHOLDERS'EQUITY
 Current liabilities:
      Notes payable - banks and current
       maturities of long-term debt
       (Note E)<F4>                        $ 5,701,573  $   593,332
      Accounts payable                       5,642,107    8,412,730
      Accrued liabilities (Note K)<F6>       3,702,083    2,432,776
      Income taxes (Note D)<F2>                 68,346        -
                                           -----------  -----------
           Total current liabilities        15,114,109   11,438,838

 Deferred income tax
  liabilities (Note D)<F2>                     996,793    1,034,519
 Long-term debt (Note E)<F4>                 4,110,015    5,102,991
 Retirement plan
  obligations (Note G)<F7>                   3,913,480    4,024,561
                                           -----------  -----------
                                            24,134,397   21,600,909
 Commitments and
  contingencies (Note E)<F4>

 Stockholders' equity
  (Notes E<F4> and F<F8>)
  Common stock, $1 par value - authorized
  10,000,000 shares; issued 5,192,254
  shares                                     5,192,254    5,191,454
      Additional paid-in capital            34,022,873   34,018,908
      Retained earnings                     19,569,699   18,486,613
                                           -----------  -----------
                                            58,784,826   57,696,975
      Less cost of common stock held in
      treasury - 605,825 shares              4,877,344    4,877,344
                                           -----------  -----------
           Total stockholders' equity       53,907,482   52,819,631
                                           -----------  -----------
                                           $78,041,879  $74,420,540
                                           ===========  ===========

            See notes to consolidated financial statements.
-13-

               HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  YEAR ENDED

                                  December 27,  December 28, December 30,
                                      1997          1996         1995
                                  ------------- ------------  ------------
 Net sales                        $163,040,212  $160,683,890  $184,592,840
 Cost of products
  sold (Note B)<F1>                125,966,826   125,703,090   153,418,347
                                  -------------  ------------  ------------
  Gross margin                      37,073,386    34,980,800    31,174,493
                                  -------------  ------------  ------------
 Operating expenses (income):
      Selling, general and
       administrative               33,962,059    29,264,129    30,221,234
      Provision for
       restructuring cost
       (Note J)<F5>                    -             -           1,211,077
      Equity in (earnings) loss
       of unconsolidated
       affiliate                      (164,633)       12,574      (116,618)
      Rental income - net             (935,216)     (666,181)     (632,869)
      Loss (gain) on disposal of
       fixed assets                     64,279      (656,191)     (683,102)
      Other income - net              (182,853)     (108,638)      (27,925)
                                   ------------  ------------  ------------
                                    32,743,636    27,845,693    29,971,797
                                   ------------  ------------  ------------
 Operating income                    4,329,750     7,135,107     1,202,696
 Interest expense                    2,681,664     3,176,589     4,084,949
                                   ------------  ------------  ------------
 Earnings (loss) before
    provision (benefit) for
    income tax                       1,648,086     3,958,518   (2,882,253)
 Provision  (benefit) for income
  tax (Note D)<F2>:                    565,000     1,250,000     (718,400)
                                   ------------  ------------  ------------
 Net earnings (loss)              $  1,083,086  $  2,708,518  $(2,163,853)
                                   ============  ============  ============

 Basic earnings (loss) per
  common share                        $.24          $.59        $(.47)
                                       ===           ===          ====
 Weighted average common shares
  outstanding                       4,586,029     4,585,629     4,585,629
                                     =======       =======       =======
 Diluted earnings (loss) per
  share                               $.23          $.58        $(.47)
                                       ===           ===          ====
 Weighted average common shares
  outstanding and common share
  equivalents                       4,661,846     4,595,215     4,585,629
                                     =======       =======       =======

            See notes to consolidated financial statements.
-14-

               HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    Additional
                                  Common stock        paid in     Retained
                                Shares      Amount    capital     earnings
                              --------- ----------- ------------------------
 Balance, December 31, 1994   5,191,454  $5,191,454 $34,018,908 $17,941,948
      Net loss                                                   (2,163,853)
                              --------- ----------- ------------------------
 Balance, December 30, 1995   5,191,454   5,191,454  34,018,908  15,778,095
      Net earnings                                                2,708,518
                              --------- ----------- ------------------------
 Balance, December 28, 1996   5,191,454   5,191,454  34,018,908  18,486,613
      Stock options exercised       800         800       3,965
      Net earnings                                                1,083,086
                              --------- ----------- ------------------------
 Balance, December 27, 1997   5,192,254 $ 5,192,254 $34,022,873 $19,569,699
                              ========= =========== =========== ============
                                Treasury stock          Total
                                   at cost           Stockholders'
                               Shares     Amount        Equity
                             --------- ------------- ------------
 Balance, December 31, 1994  (605,825)  $(4,877,344) $52,274,966
      Net loss                                        (2,163,853)
                             ----------------------- ------------
 Balance, December 30, 1995  (605,825)   (4,877,344)  50,111,113
      Net earnings                                     2,708,518
                             ----------------------- ------------
 Balance, December 28, 1996  (605,825)   (4,877,344)  52,819,631
    Stock options exercised                                4,765
      Net earnings                                     1,083,086
                             --------- ------------- ------------
 Balance, December 27, 1997  (605,825)  $(4,877,344) $53,907,482
                             =========  ============ ============

            See notes to consolidated financial statements.

-15-

               HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year Ended
                                      December 27,  December 28,  December 30,
                                          1997          1996          1995
                                      ------------  ------------  ------------
 OPERATING ACTIVITIES:
 Net earnings (loss)                   $ 1,083,086  $  2,708,518  $(2,163,853)
 Adjustments to reconcile net
  earnings (loss) to net
  cash (used in) provided by
  operating activities:
      Amortization                         549,555       264,751      108,293
      Depreciation                       2,210,009     2,326,723    2,855,091
      Deferred income taxes                 89,207       660,742      (16,343)
      LIFO debit (credit)                  616,129      (737,743)    (204,800)
      Reserve for doubtful accounts
       and allowances                    1,030,000      (381,002)   1,210,678
      Retirement plan obligations         (111,081)      (34,726)    (132,503)
      Loss (gain) on sale of fixed
       assets                               64,279      (656,191)    (683,102)
      Equity in (earnings) loss of
       unconsolidated affiliates          (164,633)       12,574     (116,618)
      Provision for restructuring
       costs                                   -        (587,000)      45,083
 Changes in current assets and
  current liabilities:
      Accounts receivable               (6,376,380)    3,756,816   (1,233,862)
      Inventories on a FIFO basis         (224,994)   16,348,512   (7,137,886)
      Other current assets                 524,463       259,986     (439,667)
      Accounts payable                  (2,770,623)   (2,550,235)     716,803
      Accrued liabilities                1,269,308       729,867   (1,334,993)
      Income taxes                          68,346       (48,183)  (1,066,987)
                                       ------------ ------------- ------------
 NET CASH (USED IN) PROVIDED BY
  OPERATIONS                            (2,143,329)   22,073,409   (9,594,666)
                                       ------------ ------------- ------------
 INVESTING ACTIVITIES:
      Additions to fixed assets         (1,033,327)     (582,009)    (619,524)
      Proceeds received from sale
       of fixed assets                     211,043     1,183,222    1,645,124
      Decrease (increase) in
       investments in and advances
       to unconsolidated
       subsidiaries                        202,963      (185,835)     (26,708)
      Increase in other assets          (1,495,957)   (1,042,359)     (34,791)
      Joint venture purchase                 -        (1,267,000)        -
                                       ------------ ------------- ------------
 NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES:                 (2,115,278)    (1,893,981)     964,101
                                      ------------  ------------- ------------
 FINANCING ACTIVITIES:
      Additions to debt - Banks          4,708,597         -       48,295,000
      Payments on debt  - Banks                      (19,200,356) (39,380,000)
                        - Other          (593,332)    (1,020,534)  (1,064,658)
      Exercise of stock options              4,766         -            -
                                      ------------  ------------- ------------
 NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                    4,120,031   (20,220,890)   7,850,342
                                      ------------  ------------- ------------
 DECREASE IN CASH                        (138,576)       (41,462)    (780,223)
 CASH - BEGINNING OF PERIOD                310,520       351,982    1,132,205
                                      ------------  ------------- ------------
 CASH - END OF PERIOD                 $    171,944  $    310,520  $   351,982
                                         =========     ==========   =========
 Cash paid during the period
                 -Interest            $  2,480,000  $  2,700,000  $ 3,901,000
                                         =========     =========    =========
                 -Income taxes        $    412,390  $  1,485,000  $ 1,544,000
                                         =========     =========    =========

            See notes to consolidated financial statements.
-16-

               HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              YEARS ENDED
      DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

 A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business
      The Company is engaged in the business of manufacturing and selling wearing apparel. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

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

 Inventories
      Inventories are carried at the lower of cost or market value. As described in Note B<F1>, the cost of substantially all inventory is determined by the last-in, first-out (LIFO) method.

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

 In-Store Displays
      The costs for in-store point of sale displays are borne by the Company in whole or in part. Such costs are capitalized as other assets and amortized over a thirty-six month period.

 Deferred Financing Costs
      The costs associated with obtaining the Company's New Credit facility have been deferred and are being amortized over the term of the agreement.
-17-

 Long-Lived Assets
      Financial Accounting Standards Board Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that they be segregated and stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1997. The Company has adopted this statement and the impact has not been significant.

 Revenue Recognition
      Sales are recognized upon shipment of product, which is when title passes to the customer.

 Income Taxes
      Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 Basic and Diluted Earnings (Loss) per Common Share
      The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings per share" (the "Statement"). The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. The Statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of shares outstanding for each period presented. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding plus dilutive potential common shares which will result from the exercise of stock options. Prior periods have been restated to reflect the requirements of the new statement.

      The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive earnings (loss) per common shares:
                                     1997       1996       1995
 Weighted average common shares
    outstanding used for basic
    earnings (loss) per share     4,586,029  4,585,629  4,585,629
 Dilutive stock options              75,817      9,586      -
                                  ---------  ---------  ---------
 Weighted average common shares
    outstanding used for
    dilutive earnings (loss) per
    share                         4,661,846  4,595,215  4,585,629
                                   ========   ========   ========

 Stock Options and Warrants
      Financial Accounting Standards Board Statement Number 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value. The Company has elected to continue to follow the provisions of APB Opinion 25 and related Interpretations in accounting for employee stock options.

 Fair Value of Financial Instruments
      For financial instruments including cash, accounts receivable and payable, accruals, notes payable - banks and current maturities of long-term debt, it was assumed that the carrying amount approximated fair value because of their short maturity.
      The carrying amount of the non-current portion of mortgage notes due through the year 2000, all of which bear interest at floating rates, are also assumed to approximate their fair values.

 Investments In and Advances to Unconsolidated Affiliate
      The investment in the remaining joint venture is carried on the equity basis, which approximates the Company's equity in the unconsolidated entity's underlying net book value. Advances due from the unconsolidated entity were $284,130 and $478,764 at December 27, 1997 and December 28, 1996 respectively.

 <F1>
 B. INVENTORIES
                                               1997         1996
 Finished goods                             $21,731,568  $22,295,109
 Work-in-process                              4,215,569    3,840,966
 Piece goods                                  3,926,422    3,734,936
 Supplies and other                             483,438      877,121
                                           ------------  -----------
                                            $30,356,997  $30,748,132
                                             ==========   ==========

      Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Information related to the first-in, first-out (FIFO) method may be useful in comparing operating results to those of companies not on the LIFO method. On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories at December 27, 1997 and December 28, 1996 would have been approximately $35,300,000 and $35,100,000, respectively. The LIFO valuation method had the effect of decreasing net earnings by $404,900 ($.09 per share) in 1997, increasing net earnings by $504,800 ($.11 per share) in 1996, and $153,800 ($.03 per share) in 1995. Income realized as a result of inventory liquidation was not significant in 1997, $668,200 ($.15 per share) in 1996 and was not significant in 1995.
      Inventory in transit of $4,675,046 in 1997 and $4,453,000 in 1996 are included in finished goods.

 <F3>
 C.  PROPERTY, PLANT AND EQUIPMENT
                                           1997          1996
 Land and land improvements            $   2,608,387 $  2,851,282
 Buildings and leasehold improvements     21,960,680   23,249,576
 Machinery and equipment                  17,120,832   15,247,345
 Furniture and fixtures                    1,388,575    1,411,016
                                       ------------- ------------
                                          43,078,474   42,759,219
 Less accumulated depreciation and
 amortization                             25,375,806   23,573,869
                                       ------------- ------------
                                       $  17,702,668 $ 19,185,350
                                          ==========   ==========

 <F2>
 D. INCOME TAXES


      Components of income tax provision (benefit) reflected in the consolidated statements of operations are as follows:
                                1997         1996          1995
 Current:
      Federal               $   412,893  $   491,700   $ (874,400)
      State and local            62,900       97,600      172,300
                            -----------  -----------   -----------
                                475,793      589,300     (702,100)

 Deferred:
      Federal                    84,207     665,200      (132,800)
      State and local             5,000      (4,500)      116,500
                            -----------  -----------   -----------
                                 89,207      660,700     ( 16,300)
                            -----------  -----------   -----------
                            $   565,000  $ 1,250,000   $ (718,400)
                             ==========   ==========      ========

      The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting earnings (loss) compared to the provision (benefit) for income tax in the consolidated statements of operations:

                                         1997         1996         1995
 Income tax expense (benefit) at the
  statutory rate                      $ 560,400    $ 1,345,900  $(980,000)
 Increase (decrease) resulting from:
      State and local income taxes,
       net of federal income tax         29,800         61,400    190,600
      Nontaxable foreign (income)
       loss                             (56,000)        -            -
      Utilization of jobs credit
       carryovers                          -          (216,100)      -
      Utilization of AMT credit
       carryovers                          -            31,000       -
      Prior year over accruals                         (82,400)
      Other, net                         30,800        110,200      71,000
                                       ---------   ------------  ----------
                                      $ 565,000    $ 1,250,000   $(718,400)
                                      =========    ============  ==========

      The components of deferred taxes included in the balance sheet as of December 27, 1997 and December 28, 1996 are as follows:
                                              1997         1996
 Deferred income tax assets:
      Net operating loss carryforwards     $  548,912    $  753,438
      Restructuring costs                      -            104,607
      Allowance for doubtful accounts         120,579        27,229
      Inventory                               250,975       251,843
      Charitable contribution
       carryforwards                           -             17,852
      Other                                   (12,807)       (2,686)
                                            ----------    ----------
                                              907,659     1,152,283
      Valuation allowance                    (502,514)     (620,206)
                                            ----------    ----------
                                           $  405,145    $  532,077
                                            ==========    ==========

 Deferred income tax liabilities - net
      Depreciation                         $ 2,668,151   $ 2,818,053
      Deferred compensation                 (1,452,400)   (1,573,704)
      Trademarks                              (166,748)     (156,922)
      Equity in profit (loss) of joint
       venture                                   -           (54,174)
      Other                                    (52,210)        1,252
                                            -----------   -----------
                                           $   996,793   $ 1,034,505
                                            ===========   ===========

      Net operating loss carryforwards for state income tax purposes expire as follows:
                          Year          Amount
                          1998        $2,647,122
                          1999         1,088,704
                          2000         3,544,119
                          2001         1,569,629
                       Thereafter      2,330,336

 <F4>
 E.  LONG TERM DEBT
                                                    1997        1996
 Revolving credit facility (i)<F9>               $5,108,241 $  399,644
 Capitalized lease obligations (ii)<F10>          1,583,347  1,916,679
 Mortgage note, due quarterly to 2000 (ii)<F10>   3,120,000  3,380,000
                                                 ---------- ----------
                                                  9,811,588  5,696,323
   Less amount due in one year                    5,701,573    593,332
                                                 ---------- ----------
                                                 $4,110,015 $5,102,991
                                                 ========== ==========

      Annual maturities of debt are as follows:
                     1998  _______   $ 5,701,573
                     1999  _______     1,510,015
                     2000  _______     2,600,000

                                     $ 9,811,588
                                       =========

 <F9>
 (i) On May 3, 1996, the Company entered into a new credit facility with BNY Financial Corporation, as Agent ("New Facility"). The New facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.
      Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and the New Facility expires in May 1999. The borrowings of $5,108,241 outstanding at December 27, 1997 have been classified as short term.
      The New Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4% of 1% per annum on the unused portion of the total facility and certain other administrative costs. As of December 27, 1997, the Company failed to meet financial covenants relating to minimum tangible net worth, fixed charge coverage ratio and minimum EBITDA. On February 25,1998, the bank waived non compliance with respect to these provisions.

-23-
 <F10>
 (ii) The mortgage notes and capitalized lease obligations are collateralized by building and property having a carrying value at December 27, 1997 of approximately $5,976,000. The effective interest rate on the aggregate amount of capitalized leases at December 27, 1997 was 6.34%. The effective interest rate on the mortgage note due in 2000 at December 27, 1997 was 7.87%.

      At December 27, 1997, letters of credit amounting to approximately $33,402,076 were outstanding which relate to purchase commitments issued to foreign suppliers of approximately $40,289,775.

 <F8>
 F.  STOCKHOLDERS' EQUITY

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

 Common Stock
      In 1992, the stockholders approved a non-qualified stock option plan (the "Plan") under which it has reserved 363,000 shares of common stock and expires in 2002. The Plan was amended in 1997 to increase the reserved shares of common stock to 963,000 shares and the expiration date of 2002 was eliminated. The Plan is administered by a committee designated by the Board of Directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of the common stock of the Company.

      The exercise price of options is equal to the fair market value on the date of each grant.  The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1996 and 1997 is as follows:
                                                   Price range   Weighted
                                       Number of       per        average
                                        Shares        Share    price per share

    Outstanding at December 30,1995        0            -           -
      Granted                           279,500       $4.50       $4.50
      Exercised                            -            -           -
      Canceled                            4,500       $4.50       $4.50
                                       ---------
    Outstanding at December 28, 1996    275,000       $4.50       $4.50
      Granted                           121,500   $6.75 - $9.50   $7.64
      Exercised                            (800)      $4.50       $4.50
      Canceled                           (6,000)  $4.50 - $6.75   $5.06
                                       ---------
    Outstanding at December 27, 1997    389,700   $4.50 - $9.50   $5.47
                                        ======

      As of December 27, 1997, 53,300 shares were exercisable.

      The Company applies the provisions of APB Opinion 25 and related
 Interpretations in accounting for its stock options.  Accordingly, no compensation cost has been recognized for the foregoing options.  The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable.  Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $234,300 in 1997 and
 $490,100 in 1996 which would be expensed at the rate of 20% per annum over the option's vesting period.  The assumptions used in the option-pricing model for 1997 and 1996, respectively, include a risk-
 free interest rate of 5.8% and 6.7%, expected volatility of 33.1% and
 39.3% and a life of 5 years.  The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:
                                           Fifty-two     Fifty-two
                                         Weeks Ended   Weeks Ended
                                         December 27,  December 28,
                                             1997          1996
    Net income
                    -  as reported     $  1,083,086  $  2,708,518
                                          =========     =========
                    -  pro forma       $  1,014,086  $  2,670,038
                                          =========     =========
    Basic net income per common share
                    -  as reported          $.24          $.59
                                             ===           ===

                    -  pro forma            $.22          $.58
                                             ===           ===
    Diluted net income per common share
                    -  as reported          $.23          $.58
                                             ===           ===

                    -  pro forma            $.22          $.58
                                             ===           ===

 <F7>
 G.  PROFIT SHARING PLANS

      On December 31, 1995, the Company merged two qualified profit sharing plans into a single plan (the Plan) that is in compliance with the regulations of the Internal Revenue Service Code for qualification as a 401-K plan. The Plan covers all associates of the Company. During 1996 and 1997, the Company made a matching contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service Code) and has set the matching contribution rate for 1998 at 40%. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Plan. Company contributions to the Plan were $362,000 for 1997 and $160,475 for 1996. Under the predecessor plans, the Company contribution aggregated $248,000 for 1995.

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

      As of January 1, 1996, the participants in this Supplemental
 Plan were no longer able to make salaried deferrals.  The Company credited interest and profit sharing credits to the participants as follows:
                                     1997       1996       1995
 Interest                         $ 273,000  $ 287,000  $ 285,000
 Profit sharing credits               -           -     $ 137,000

      The Supplemental Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Supplemental Plan is held by the Company and commingled with its general assets. However, in 1998, the Company purchased life insurance policies on the lives of the participants of which it is the beneficiary. It is the intention of the Company that distributions under the Supplemental Plan will continue to be made from general assets of the Company until such time that the cash surrender value of these policies will provide the funding necessary for the payment of future benefits to the participants.

      Effective January 1, 1998, the Company instituted a Nonqualified Deferred Compensation Plan for Key Employees (the Deferred Plan) to permit certain key employees to defer receipt of current compensation in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 1998 the Company has established a matching rate of 20% of the employees deferrals. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Plan is held by the Company and commingled with its general assets. However, employee deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Deferred Plan.

 H.  SELECTED QUARTERLY DATA (UNAUDITED)

      The following table sets forth selected quarterly financial information for the fiscal years 1997 and 1996 (in thousands of dollars, except per share amounts):
                                       NET EARNINGS (LOSS)

                                                BASIC   DILUTED
                   NET       GROSS               PER      PER
 QUARTER ENDED    SALES     MARGIN    AMOUNT    SHARE    SHARE
    3-29-97     $ 36,356  $  8,940  $   620   $ .14    $  .13
    6-28-97       26,111     5,947   (1,184)   (.26)     (.26)
    9-27-97       46,151    12,932    1,891     .41       .40
    12-28-97      54,422     9,254     (244)   (.05)     (.05)
                --------  --------  --------
    Y E A R     $163,040  $ 37,073  $ 1,083
                 =======   =======    ======

                                        NET EARNINGS (LOSS)

                                               BASIC   DILUTED
                   NET      GROSS               PER      PER
QUARTER ENDED     SALES    MARGIN   AMOUNT     SHARE    SHARE
    3-30-96     $ 35,936  $  7,699  ($  264)  ($.06)    ($.06)
    6-29-96       25,295     4,567   (1,184)   (.26)     (.26)
    9-28-96       54,226    13,030    2,718     .59       .59
    12-28-96      45,227     9,685    1,439     .32       .32
                --------  --------  --------
    Y E A R     $160,684  $ 34,981  $  2,709
                 =======   =======    ======

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

      The Company's broad range of customers includes many large multi-outlet retail chains, two of which account for a significant percentage of sales volume, as follows:
                                     1997       1996       1995
 J.C. Penney Co., Inc.               16%        15%        16%
 Wal-Mart Stores, Inc.               15%        16%        18%

 <F5>
 J.  RESTRUCTURING COSTS

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
 <F6>
 K.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:
                                              1997        1996
 Accrued payroll                           $1,230,259  $1,369,818
 Accrued expenses                           2,264,405     626,700
 Other                                        207,419     436,258
                                           ----------  ----------
                                           $3,702,083  $2,432,776
                                           ==========  ==========

 ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                               PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Election of Directors" on page 2 of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference. Also see information contained under the caption "Executive Officers of Registrant" on page 2 hereof.

 ITEM 11.  EXECUTIVE COMPENSATION

      See "Compensation of Officers and Directors" on page 4 of the Registrant's 1998 Proxy Statement, which information is incorporated herein by reference.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

      See "Voting Securities" on page 1 of the Registrant's 1998 Proxy Statement, which information is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Certain Transactions with Management" on page 9 of the Registrant's 1998 Proxy Statement, which information is incorporated herein by reference.

                                PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
 8-K

 (A)1.  Financial Statements

      The following consolidated financial statements of Hampton
 Industries, Inc. and its subsidiaries are included in Part II,
 Item 8:

      Independent Auditors' Report  ____________________________________ 12

      Consolidated balance sheets -
        December 27, 1997 and December 28, 1996 ________________________ 13

      Consolidated statements of operations -
        years ended December 27, 1997, December 28, 1996 and
        December 30, 1995  _____________________________________________ 14

      Consolidated statements of  stockholders' equity - years ended
        December 27, 1997, December 28, 1996 and December 30, 1995  ____ 15

      Consolidated statements of cash flows - years ended December 27, 1997, December 28, 1996 and December 30, 1995 _________________ 16

      Notes to consolidated financial statements  ___________________ 17-28

 (a)2.  Financial Statement Schedule

      Schedule II -  Valuation and qualifying accounts _________________ 31

      All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

 (a)3.  Exhibits

      Exhibit No. 21 - Subsidiaries of the Company  ____________________ 32

 (b)      Reports on Form 8-K

      None

                       HAMPTON INDUSTRIES, INC.
           SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                               Balance at Charged to Charged
                               beginning  costs and    to
                               of period   expenses   other
          Description                                accounts
 ----------------------------- ---------- ---------- -------
 RESERVE FOR DOUBTFUL ACCOUNTS
  AND CUSTOMER ALLOWANCES:
 Year ended December 27, 1997  $  819,000 $1,470,531 $57,305 (A)<F11>
                                 ========  ========= =======
 Year ended December 28, 1996  $1,200,000 $  393,465 $ 7,183 (A)<F11>
                                 ========  ========= =======
 Year ended December 30, 1995  $1,238,000 $1,210,678    -    (A)<F11>
                                 ========  ========= =======

 NOTES:
 <F11>
 (A)          Recoveries of accounts previously written off.
 <F12>
 (B)          Uncollectible accounts written off.

                                                             Balance at
                                                                 end
         Description                    Deductions            of period
 ----------------------------           ----------          -------------
 RESERVE FOR DOUBTFUL
  ACCOUNTS AND CUSTOMER
  ALLOWANCES:
 Year ended December 27, 1997 (A)<F11> $   42,836  (B)<F12>   $ 2,304,000
                                         =========             =========
 Year ended December 28, 1996 (A)<F11> $  781,648  (B)<F12>   $   819,000
                                         =========             =========
 Year ended December 30, 1995 (A)<F11> $1,248,678  (B)<F12>   $ 1,200,000
                                         =========             =========

 NOTES:
 <F11>
 (A)          Recoveries of accounts previously written off.
 <F12>
 (B)          Uncollectible accounts written off.

 Exhibit 21

                       HAMPTON INDUSTRIES, INC.

                             Subsidiaries

      Name                               State of Incorporation
 Hamptex, Inc.                                North Carolina
 IGM CORP., S.A. DE C.V.                      El Salvador


      Hampton owns 100% of the outstanding stock of each subsidiary and they are included in the consolidated financial statements.

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

                               HAMPTON INDUSTRIES, INC.

                               S/DAVID FUCHS
                               _____________________________________
                               David Fuchs, Chairman and Director

                               S/STEVEN FUCHS
                               _____________________________________
                               Steven Fuchs, President and Director

                               S/ROBERT J. STIEHL, JR.
                               _____________________________________
                               Robert J. Stiehl, Jr., Executive Vice
                               President - Operations and Treasurer

                               S/FRANK E. SIMMS
                               _____________________________________
                               Frank E. Simms, Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

 S/HERBERT L. ASH                             S/SOL SCHECHTER
 ______________________________               ____________________________
 Herrbert L. Ash, March 10, 1998              Sol Schechter,March 10, 1998
        (Director)                                  (Director)

 S/PAUL CHUSED
 _______________________________
 Paul Chused, March 10, 1998
      (Director)

      The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.