Form 10-Q
period 1998-03-28
HAMPTON INDUSTRIES INC /NC/
filed 1998-05-08
CIK 45260

                       HAMPTON INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                       March 28,    March 29,   December 27,
                                         1998         1997          1997
                                      (Unaudited)  (Unaudited)
ASSETS
Current assets:
  Cash                                $    149,835 $    285,440 $    171,944
  Accounts receivable - net             23,084,873   21,565,065   24,313,827
  Inventories                           37,390,785   32,820,424   30,356,997
  Deferred income tax assets               546,595      547,078      405,145
  Refundable income taxes                     -         905,820         -
  Other current assets                     527,702      186,181      514,303
                                       -----------  -----------  -----------
       Total current assets             61,699,790   56,310,008   55,762,216

Property, plant and
  equipment - net                       17,553,476   18,811,344   17,702,668
Assets held for disposal - net           1,197,542    1,245,335    1,200,387
Investments in and advances to
  unconsolidated affiliates                707,974      736,664      703,155
Other assets                             2,724,429    1,737,781    2,673,453
                                       -----------  -----------  -----------
                                      $ 83,883,211 $ 78,841,132 $ 78,041,879
                                       ===========  ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and
  current maturities of
  long-term debt                      $ 11,799,178 $  6,493,548 $  5,701,573
  Accounts payable                       7,043,222    6,695,690    5,642,107
  Accrued liabilities                    2,563,167    2,342,231    3,702,083
  Income taxes                              46,000      392,400       68,346
                                       -----------  -----------  -----------
       Total current liabilities        21,451,567   15,923,869   15,114,109

Deferred income tax liabilities            996,793    1,050,519      996,793
Long-term debt                           3,961,682    4,555,014    4,110,015
Retirement plan obligations              3,822,313    3,871,784    3,913,480
                                       -----------  -----------  -----------
                                        30,232,355   25,401,186   24,134,397
Stockholders' equity                    53,650,856   53,439,946   53,907,482
                                       -----------  -----------  -----------
                                      $ 83,883,211 $ 78,841,132 $ 78,041,879
                                       ===========  ===========  ===========

Note:  The consolidated balance sheet at December 27, 1997 has been taken from the audited financial statements and condensed.
           See notes to consolidated financial statements.
-1-

                       HAMPTON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                                              Thirteen Weeks Ended
                                             March 28,     March 29,
                                               1998          1997
Net sales                                  $ 34,310,616  $ 36,356,322
Cost of products sold                        25,407,361    27,415,835
                                           ------------  ------------
Gross Margin                                  8,903,255     8,940,487
Selling, general and administrative           9,017,275     7,529,452
Rental income - net                            (249,571)     (174,924)
Equity in earnings of unconsolidated
   affiliates                                   (19,409)      (46,649)
(Loss) gain on disposal of fixed assets           5,585        (7,235)
Other (income) expense - net                    (18,467)       53,884
                                           ------------  ------------
Operating income                                167,842     1,585,959

Interest expense                                581,920       522,645
                                           ------------  ------------
(Loss) earnings before income tax
     (benefit) provision                       (414,078)    1,063,314

Income tax (benefit) provision:                (148,000)      443,000
                                           ------------  ------------
Net (loss) earnings                        $   (266,078) $    620,314
                                           ============  ============

Basic (loss) earnings per common share         $(.06)        $.14
                                               ======        =====
Weighted average common shares
outstanding                                   4,587,829     4,585,629
                                              =========     =========
Diluted (loss) earnings per share              $(.06)        $.13
                                               ======        =====
Weighted average common shares
  outstanding and common share equivalents    4,587,829     4,636,690
                                              =========     =========

            See notes to consolidated financial statements
-2-

                       HAMPTON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                           Thirteen Weeks Ended
                                           March 28,    March 29,
                                             1998         1997
OPERATING ACTIVITIES:
Net (loss) earnings                     $  (266,078)   $   620,314
Adjustments to reconcile net (loss)
earnings to net cash used in operating
activities:
     Amortization                           190,760         92,221
     Depreciation                           472,721        541,225
     Deferred income taxes                 (141,450)         1,000
     Reserve for doubtful accounts
      and allowances                       (768,000)       (47,000)
     Retirement plan obligations            (91,167)      (152,777)
     Loss (gain) on sale of fixed
      assets                                  5,585         (7,235)
     Equity in earnings of
      unconsolidated affiliates             (19,409)       (46,649)
Changes in current assets and current
 liabilities:
     Accounts receivable                  1,996,954     (2,550,618)
     Inventories                         (7,033,788)    (2,072,292)
     Other current assets                   (13,399)       (53,235)
     Accounts payable                     1,401,115     (1,717,039)
     Accrued liabilities                 (1,138,913)       (90,543)
     Income taxes                           (22,346)       392,400
                                         -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES    (5,427,415)    (5,090,228)
                                         -----------    -----------
INVESTING ACTIVITIES:
     Additions to fixed assets             (343,914)      (177,371)
     Proceeds received from sale of
      fixed assets                           17,644          5,492
     Decrease in investments in and
      advances to unconsolidated
      subsidiaries                           14,590         28,239
     Increase in other assets              (241,736)      (143,451)
                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES      (553,416)      (287,091)
                                         -----------    -----------
FINANCING ACTIVITIES:
     Stock options exercised                  9,450          -
     Additions to debt - Banks - net      6,097,605      5,500,572
     Payments on debt  - Other             (148,333)      (148,333)
                                         -----------    -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                              5,958,722      5,352,239
                                         -----------    -----------
DECREASE IN CASH                            (22,109)       (25,080)
CASH AT BEGINNING OF PERIOD                 171,944        310,520
                                         -----------    -----------
CASH AT END OF PERIOD                   $   149,835    $   285,440
                                         ===========    ===========
Cash paid during the period
                 - Interest             $   624,506    $   560,000
                                         ===========    ===========
                 - Income taxes         $    41,000    $    49,600
                                         ===========    ===========

           See notes to consolidated financial statements.
-3-

                       HAMPTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Information as of March 28, 1998 and March 29, 1997 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of March 28, 1998 and March 29, 1997 and the consolidated statements of operations and cash flows for the thirteen week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 28, 1998 and March 29, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended March 28, 1998 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of March 29, 1997 to conform to classifications used at March 28, 1998.

2.  CREDIT FACILITY

     The credit facility between Hampton Industries, Inc. and BNY Financial Corporation, as Agent, ("Credit Facility") provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

     The Credit Facility contains financial covenants, including but not limited to EBITDA, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs.
-4-
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the operating data for the periods indicated:

                                                      Thirteen Weeks Ended
                                                       March 28,  March 29,
                                                         1998      1997
Net sales                                               100.0%   100.0%
Cost of products sold                                    74.1     75.4
                                                        ------   ------

     Gross profit                                        25.9     24.6

     Selling, general and administrative                 26.3     20.7
     Net rental income                                   ( .7)    ( .5)
     Equity in earnings of unconsolidated subsidiaries   ( .1)    ( .1)
     Gain on asset sales                                   -        -
     Net other expense                                   ( .1)      .2
                                                        -------  ------
     Operating income                                      .5      4.3
     Interest                                             1.7      1.4
                                                        -------  ------
Earnings (loss) before income taxes                     ( 1.2)     2.9
Net earnings (loss)                                     (  .8)%    1.7%
                                                        =======  ======

          THIRTEEN WEEKS ENDED MARCH 28, 1998 AS COMPARED TO
               THE THIRTEEN WEEKS ENDED MARCH 29, 1997

     Net sales decreased by $2,046,000 or 5.6% for the quarter. Sales of branded product increased from 35.1% in the prior years quarter to 37.2% in the current year. Late delivery of imported products was the primary factor related to this decrease in sales.

     Gross profit decreased in absolute dollars by $37,000 during the quarter ended March 28, 1998. Gross margin percent improved to 25.9% from 24.6% for the respective periods. This improvement in margins continues to reflect the emphasis on sales of branded product. Also, a contributing factor was the improvement in the operating efficiencies of the Company's factories.

     Selling, general and administrative expenses increased by $1,488,000 or 19.8% during the quarter ended March 28, 1998, as compared to the prior year. As a percent of sales it increased to 26.3% from 20.7% for the respective periods. Increased compensation expense for associates hired after March 1997 along with advertising, sample and travel expenses account for the majority of this increase.

     Interest expense increased by $59,000 due to higher levels of borrowing in 1998.
-5-
     The effective tax rate for 1998 was 35.7% as compared to 41.7% in the prior period. This reduction is primarily related to earnings of a foreign subsidiary whose income is not subject to tax.

Liquidity and Capital Resources

     Outstanding borrowings under the Credit Facility amounted to $11,206,000 at March 28, 1998 as compared to $5,900,000 at March 29,
1997 and $5,108,000 at December 27, 1997. Outstanding letters of credit amounted to $36,859,000 at March 28, 1998 as compared to $25,498,000 at March 29, 1997 and $33,402,000 at December 27, 1997.
The Company had unused lines of credit of $3,436,000 at March 28, 1998 for either direct borrowings or letters of credit.

     At March 22, 1998, the Company's working capital approximated $40,248,000 as compared to $40,386,000 in the prior year. The current ratio was 2.88 in the current period as compared to 3.54 in the prior year.

     The credit facility between Hampton Industries, Inc. and BNY Financial Corporation, as Agent, ("Credit Facility") provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

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

     Net cash used in operating activities increased by $337,000 in the current thirteen week period as compared to the same period in the prior year. Inventories increased by $7,034,000 in the current period as compared to an increase of $2,072,000 in the prior period.

     Net cash used in investing activities increased by $266,000 in the current thirteen week period as compared to the same period in the prior year. Additions to fixed assets was the primary reason for this increase.

     Net cash provided by financing activities increased by $606,000 to $5,959,000 in the current period. These proceeds were primarily used for the increase in inventories.

     The Company's backlog of orders at May 2, 1998 was approximately $120,275,000 as compared to $93,975,000 at the same time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's goal of an increase in total sales in excess of 10% for the full year.
-6-
     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, is adequate to meet the Company's financing requirements for the foreseeable future.

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

New Accounting Principles

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS No. 131 and 132. The Company will report comprehensive income as a component of equity. During the quarter ended March 28, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its loss from operations.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 27, 1997.
-7-

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

                              HAMPTON INDUSTRIES, INC.
                              Registrant


                              S/STEVEN FUCHS
                              _____________________________________
                              Steven Fuchs, President

                              S/FRANK E. SIMMS
                              _____________________________________
                              Frank E. Simms, Chief Financial Officer


                              Date:  May 8, 1998
-8-