Form 10-Q
period 1998-06-27
HAMPTON INDUSTRIES INC /NC/
filed 1998-07-24
CIK 45260

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 27, 1998
                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________ Commission file number 1-6105


                          Hampton Industries, Inc.
           (Exact name of registrant as specified in its charter)

                 North Carolina                           56-0482565
        (State or other jurisdiction of                   (I. R. S. Employer
         incorporation or organization)                   Identification No.)

   2000 Greenville Hwy., P. O. Box 614, Kinston, NC       28502-0614
       (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code:       (252) 527-8011

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

                                              YES  X   No _____


     As of July 20, 1998 there were 5,048,251 shares of common stock outstanding.


                           HAMPTON INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                       June 27,      June 28,     December 27,
                                        1998           1997          1997
                                        ----           ----          ----
ASSETS
Current assets:
   Cash                              $    201,870  $    347,087  $    171,944
   Accounts receivable - net           22,263,601    14,473,039    24,313,827
   Inventories                         54,819,181    45,844,381    30,356,997
   Deferred income tax assets             431,195       567,078       405,145
   Refundable income taxes                  -         1,178,320         -
   Other current assets                 1,099,380        29,612       514,303
                                     ------------   ------------   -----------
        Total current assets           78,815,227    62,439,517    55,762,216

Property, plant and equipment - net    17,955,312    18,559,160    17,702,668
Assets held for disposal - net          1,195,063     1,234,532     1,200,387
Investments in and advances to
 unconsolidated affiliates                745,309       821,859       703,155
Other assets                            3,009,697     1,957,208     2,673,453
                                     ------------  ------------  ------------
                                     $101,720,608  $ 85,012,276  $ 78,041,879
                                     ============  ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - banks and
    current maturities of long-term
    debt                             $ 28,558,324  $ 12,851,263  $  5,701,573
   Accounts payable                     8,391,803     7,926,787     5,642,107
   Accrued liabilities                  2,683,281     2,636,681     3,702,083
   Income taxes                           118,346         -            68,346
                                     ------------  ------------  ------------
        Total current liabilities      39,751,754    23,414,731    15,114,109

Deferred income tax liabilities           996,793     1,034,519       996,793
Long-term debt                          3,813,349     4,406,681     4,110,015
Retirement plan obligations             3,703,772     3,900,720     3,913,480
                                     ------------  ------------  ------------
                                       48,265,668    32,756,651    24,134,397
Stockholders' equity                   53,454,940    52,255,625    53,907,482
                                     ------------  ------------  ------------
                                     $101,720,608  $ 85,012,276  $ 78,041,879
                                     ============  ============  ============


Note: The consolidated balance sheet at December 27, 1997 has been taken from the audited financial statements and condensed.

                 See notes to consolidated financial statements.
-1-

                           HAMPTON INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Thirteen Weeks Ended
                                                --------------------
                                                June 27,        June 28,
                                                 1998            1997
                                                 ----            ----
Net sales                                    $ 34,177,577    $ 26,111,436

Cost of products sold                          25,638,588      20,164,501
                                             ------------    ------------
Gross margin                                    8,538,989       5,946,935

Selling, general and administrative             8,357,849       7,666,157
Rental income - net                              (226,830)       (243,938)
Equity in earnings of unconsolidated
 affiliates                                       (34,653)        (41,338)
Gain on disposal of fixed assets                   (7,383)        (23,673)
Other (income) expense - net                      (71,052)        (20,953)
                                             ------------     -----------
                                                8,017,931       7,336,255
                                             ------------    ------------
Operating income (loss)                           521,058      (1,389,320)

Interest expense                                  857,195         553,999
                                             ------------    ------------
Loss before income tax benefit                   (336,137)     (1,943,319)
Income tax benefit                               (134,000)       (759,000)
                                             ------------    ------------
Net loss                                     $   (202,137)   $ (1,184,319)
                                             ============    ============

Basic loss per common share                      $(.04)           $(.23)
                                                 =====            =====
Weighted average common shares outstanding      5,047,756       5,044,043
                                                =========       =========
Diluted loss per share                           $(.04)           $(.23)
                                                 =====            =====
Weighted average common shares outstanding
 and common share equivalents (common
 share equivalents have been excluded
 because they are anti-dilutive)                5,047,756       5,044,043
                                                =========       =========


                                              Twenty-six Weeks Ended
                                              ----------------------
                                               June 27,      June 28,
                                                 1998          1997
                                                 ----          ----
Net sales                                   $ 68,488,193    $ 62,467,758

Cost of products sold                         51,045,949      47,580,336
                                            ------------    ------------
Gross margin                                  17,442,244      14,887,422

Selling, general and administrative           17,375,124      15,195,609
Rental income - net                             (476,401)       (418,862)
Equity in earnings of unconsolidated
 affiliates                                      (54,062)        (87,987)
Gain on disposal of fixed assets                  (1,798)        (30,908)
Other (income) expense - net                     (89,519)         32,931
                                            ------------     -----------
                                              16,753,344      14,690,783
                                            ------------     -----------
Operating income (loss)                          688,900         196,639

Interest expense                               1,439,115       1,076,644
                                             -----------     -----------
Loss before income tax benefit                  (750,215)       (880,005)
Income tax benefit                              (282,000)       (316,000)
                                             ------------    -----------
Net loss                                     $  (468,215)    $  (564,005)
                                             ============    ===========

Basic loss per common share                     $(.09)          $(.11)
                                                 ====            ====
Weighted average common shares outstanding     5,046,951       5,044,043
                                                =======         =======
Diluted loss per share                          $(.09)          $(.11)
                                                 ====            ====
Weighted average common shares outstanding
  and common share equivalents (common
  share equivalents have been excluded
  because they are anti-dilutive)              5,046,951       5,044,043
                                               =========       =========

              See notes to consolidated financial statements.

                          HAMPTON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Additional
                                     Common Stock             paid-in
                                  Shares      Amount          capital
                                ---------  ------------     ------------
Balance December 27,1997        5,192,254  $  5,192,254     $ 34,022,873
   Stock options exercised          2,900         2,900           13,843
   Stock dividend                 519,365       519,365        3,181,111
   Net earnings                     -           -                 -
                                ---------  ------------     ------------
Balance June 27, 1998           5,714,519  $  5,714,519     $ 37,217,827
                                =========  ============     ============

                                           Treasury Stock          Total
                              Retained         at Cost         Stockholders'
                              earnings    Shares     Amount        Equity
                            ------------  -------  -----------  ------------
Balance December 27,1997    $ 19,569,699  605,825  $ 4,877,344  $ 53,907,482
   Stock options exercised        -          -          -             16,743
   Stock dividend             (3,701,546)  60,581       -             (1,070)
   Net earnings                 (468,215)    -          -           (468,215)
                            ------------  -------  -----------  ------------
Balance June 27, 1998       $ 15,399,938  666,406  $ 4,877,344  $ 53,454,940
                            ============  =======  ===========  ============

                            HAMPTON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Twenty-six Weeks Ended
                                                      ----------------------
                                                     June 27,        June 28,
                                                       1998            1997
                                                       ----            ----
OPERATING ACTIVITIES:
Net loss                                         $   (468,215)  $   (564,005)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Amortization                                     389,787        198,913
     Depreciation                                     957,836      1,076,976
     Deferred income taxes                            (26,050)       (35,000)
     Reserve for doubtful accounts and
      allowances                                   (1,075,000)      (107,000)
     Retirement plan obligations                     (209,708)      (123,841)
     Gain on sale of fixed assets                      (1,798)       (30,908)
     Equity in earnings of unconsolidated
      affiliates                                      (54,062)       (87,987)
Changes in current assets and current
 liabilities:
     Accounts receivable                            3,125,226      4,601,408
     Inventories                                  (24,462,184)   (15,096,249)
     Other current assets                            (585,077)      (169,166)
     Accounts payable                               2,749,696       (485,943)
     Accrued liabilities                           (1,018,801)       203,904
     Income taxes                                      50,000          -
                                                 ------------    -----------
NET CASH USED IN OPERATING ACTIVITIES
                                                  (20,628,350)   (10,618,898)
                                                 ------------    -----------
INVESTING ACTIVITIES:
     Additions to fixed assets                     (1,228,385)      (455,159)
     Proceeds received from sale of fixed assets       25,027         26,447
     Decrease (Increase) in investments in and
      advances to unconsolidated affiliates            11,908         (7,874)
     Increase in other assets                        (726,031)      (469,570)
                                                 ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES:             (1,917,481)      (906,156)
                                                 ------------    ------------
FINANCING ACTIVITIES:
     Stock options exercised                           15,672         -
     Additions to debt - Banks - net               22,856,751     11,858,287
     Payments on debt - Other                        (296,666)      (296,666)
                                                 ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          22,575,757     11,561,621
                                                 ------------   ------------
INCREASE IN CASH                                       29,926         36,567
CASH AT BEGINNING OF PERIOD                           171,944        310,520
                                                 ------------   ------------
CASH AT END OF PERIOD                            $    201,870   $    347,087
                                                 ============   ============
Cash paid during the period - Interest           $  1,266,030   $  1,016,000
                                                 ============   ============
                            - Income taxes       $     41,050   $    407,500
                                                 ============   ============

             See notes to consolidated financial statements.

                        HAMPTON INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Information as of June 27, 1998 and June 28, 1997 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of June 27, 1998 and June 28, 1997 and the consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 27, 1998 and June 28, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended June 27, 1998 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of June 28, 1997 to conform to classifications used at June 27, 1998.

2.  CREDIT FACILITY

     The credit facility between the Company and BNY Financial Corporation, as Agent, ("Credit Facility") provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

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

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend payable on July 2, 1998 to stockholders of record on June 2, 1998. Basic and diluted earning per share have been restated for all periods presented to reflect the stock dividend and the stock options have also been restated to reflect the stock dividend.

4.  STOCK OPTIONS

     In 1992, the stockholders approved a non-qualified stock option plan (the "Plan") under which there are presently reserved 399,300 shares of common stock. The Plan was amended in 1997 to increase the reserved shares to 1,059,000 shares and the expiration date of 2002 was eliminated. The Plan is administered by a committee designated by the Board of Directors.
Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company.

     The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1997 and 1998 is as follows:

                                                    Price    Weighted Average
                                     Number of    Range per     Price per
                                      Shares        Share         Share
                                      -------       -----         -----
Outstanding at December 28, 1996      302,500       $4.09         $4.09

     Granted                          133,650   $6.14 - $8.64     $6.91
     Exercised                           (880)      $4.09         $4.09
     Canceled                          (6,600)  $4.09 - $6.14     $4.60
                                      -------   -------------      ----
Outstanding at December 27, 1997      428,670   $4.09 - $8.64     $4.96

     Granted                          363,550   $6.59 - $6.70     $6.60
     Exercised                         (3,190)      $4.09         $4.09
     Canceled                         (18,260)  $4.09 - $8.64     $5.46
                                      -------   -------------     -----
Outstanding June 27, 1998             770,770   $4.09 - $8.41     $4.37

     As of June 27, 1998, 128,920 shares were exercisable.

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described on FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the grants prior to 1996, $221,300 for the 1997 grants and $184,500 for the 1998 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and loss per share would be as follows:

                                               Twenty-six       Twenty-six
                                               Weeks Ended      Weeks Ended
                                              June 27, 1998    June 28, 1997
                                              -------------    -------------
Net loss                      - as reported     ($468,215)      ($564,005)
                                                 ========        ========
                              - pro forma       ($531,915)      ($645,605)
                                                 ========        ========
Basic loss per common share   - as reported      ($0.09)         ($0.11)
                                                  =====           =====
                              - pro forma        ($0.11)         ($0.13)
                                                  =====           =====
Diluted loss per common share - as reported      ($0.09)         ($0.11)
                                                  =====           =====
                              - pro forma        ($0.11)         ($0.13)
                                                  =====           =====

     Common share equivalents have been excluded because they are anti-dilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the operating data for the periods indicated:

                               Thirteen Weeks Ended   Twenty-six Weeks Ended
                               --------------------   ----------------------
                                 June 28,  June 28,    June 28,  June 28,
                                   1998      1997        1998      1997
                                   ----      ----        ----      ----
Net sales                          100.0%    100.0%      100.0%    100.0%
Cost of products sold               75.0      77.2        74.5      76.2
                                   ------    ------      ------    ------
Gross margin                        25.0      22.8        25.5      23.8

Selling, general and
  administrative                    24.5      29.4        25.4      24.3
Rental income - net                 ( .7)     ( .9)       ( .7)     ( .7)
Equity in earnings of
  unconsolidated affiliates         ( .1)     ( .2)       ( .1)     ( .1)
Gain on disposal of fixed assets      -       ( .1)         -       ( .1)
Other (income) expense - net        ( .2)     ( .1)       ( .1)       .1
                                   ------    ------       ------   ------
Operating income (loss)              1.5      (5.3)        1.0        .3
Interest expense                     2.5       2.1         2.1       1.7
                                   ------    ------       ------   ------
Loss before income taxes            (1.0)     (7.4)       (1.1)     (1.4)
Net loss                            ( .6)%    (4.5)%      ( .7)%    ( .9)%
                                   ======    ======       ======   ======

-7-

            THIRTEEN WEEKS ENDED JUNE 27, 1998 AS COMPARED TO
                 THE THIRTEEN WEEKS ENDED JUNE 28, 1997

     Net sales increased by $8,066,000 or 30.9% for the quarter. Sales of branded product increased from 30.7% in the prior years quarter to 39.3% in the current year.

     Gross profit increased in absolute dollars by $2,592,000 during the quarter ended June 27, 1998. Gross margin percent improved to 25.0% from 22.8% for the respective periods. The improvement in margins continues to reflect the emphasis on sales of branded product. Also, a contributing factor was the improvement in operating efficiencies of Company-owned factories.

     Selling, general and administrative expenses increased by $692,000 or 9.0% during the quarter ended June 27, 1998, as compared to the prior year. Compensation, royalties and samples expense increased by approximately $369,000, $211,000 and $362,000 respectfully from the prior period. The increases were offset by a decrease of approximately $250,000 in other selling and administrative expenses. As a percent of sales, it decreased to 24.5% from 29.4% for the respective periods.

     Operating profit before interest and income taxes improved from a loss of $1,389,000 in the prior period to a profit of $521,000 for the thirteen weeks ending June 27, 1998.

     Interest expense increased by $303,000 in the current quarter due to higher levels of borrowing in 1998.



           TWENTY-SIX WEEKS ENDED JUNE 27, 1998 AS COMPARED TO
                THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997

     Net sales increased by $6,020,000 or 9.6% for the twenty-six weeks ended June 27, 1998 as compared to the comparable 1997 period. Sales of branded product increased from 33.5% in the prior years period to 39.5% in the current period.

     Gross profit increased in absolute dollars by $2,555,000 or 17.2% for the twenty-six weeks ended June 27, 1998 as compared to the comparable 1997 period. Gross margin percent improved to 25.5% from 23.8% for the respective periods. The improvement in margins continues to reflect the emphasis on sales of branded product. Also, a contributing factor was the improvement in operating efficiencies of Company-owned factories.

     Selling, general and administrative expenses increased by $2,180,000 or 14.3% during the twenty-six weeks ended June 27, 1998 as compared to the comparable 1997 period. Compensation, royalties and samples expense increased by approximately $1,292,000, $222,000, $439,000 respectfully from the prior period. As a percent of sales, it increased to 25.4% from 24.3% for the respective periods.

     Operating profit before interest and income taxes increased from $197,000 in the prior six month period to $689,000 for the twenty-six weeks ending June 27, 1998.

     Interest expense increased by $362,000 due to higher levels of borrowing in 1998.

Liquidity and Capital Resources

     Outstanding borrowings under the Credit Facility amounted to $27,965,000 at June 27, 1998 as compared to $12,258,000 at June 28, 1997 and $5,108,000 at December 27, 1997. Outstanding letters of credit amounted to $29,419,000 at June 27, 1998 as compared to $28,715,000 at June 28, 1997 and $33,402,000 at December 27, 1997. The Company had unused lines of credit of $10,529,000 at June 27, 1998 for either direct borrowings or letters of credit.

     At June 27, 1998, the Company's working capital approximated
$39,063,000 as compared to $39,025,000 in the prior year. The current ratio was 1.98 in the current period as compared to 2.67 in the prior year.

     The credit facility ("Credit Facility") between the Company and BNY Financial Corporation, as Agent provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999.

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

     Net cash used in operating activities amounted to $20,628,000 for the twenty-six week period ended June 27, 1998. Cash used in operating activities relates principally to an increase in inventories of $24,462,000 offset by reductions in accounts receivable of $3,125,000 and increases in accounts payable of $2,750,000 since December 27, 1997.
Cash used in operating activities in the prior-year comparable period amounted to $10,619,000 and relates to an increase in inventories of $15,096,000 offset by reductions in accounts receivable of $4,601,000 since December 28, 1996.

     Net cash used in investing activities in the current twenty-six week period ended June 27, 1998 was $1,917,000. This amount principally consists of additions to fixed assets of $1,228,000 and other assets of $726,000. Net cash used in investing activities for the prior years comparable period amounted to $906,000 and related to additions to fixed assets of $455,000 and other assets of $470,000.

     Net cash provided by financing activities in the current twenty-six week period ended June 27, 1998 was $22,576,000. This amount principally consists of increased bank debt of $22,857,000. Net cash provided by financing activities for the prior years comparable period amounted to $11,562,000 and principally consists of increased bank debt of $11,858,000.

     During the second quarter ending June 27, 1998 the Company granted 363,550 options at an average exercise price of $6.60 per option. The Board of Directors declared a 10% stock dividend payable on July 2, 1998 to stockholders of record on June 2, 1998. For the six months ended June 27, 1998, 3,190 options have been exercised and 18,260 were canceled. As of June 27, 1998 there were 128,920 shares which were exercisable.

     The Company's backlog of orders at June 27, 1998 was approximately $120,604,000 as compared to $96,860,000 at the same time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's sales goals of an increase in total sales in excess of 10% for the full year.

     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, will be adequate to meet the Company's financing requirements for the foreseeable future.

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

New Accounting Principles

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS No.131 and 132. The Company will report comprehensive income as a component of equity. During the quarter ended June 27, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its loss from operations.

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


                              Date:  July 24, 1998