Form 10-Q
period 1998-09-26
HAMPTON INDUSTRIES INC /NC/
filed 1998-10-22
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              Form 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1998
                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_______to_______
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


     As of October 22, 1998 there were 5,048,663 shares of common stock outstanding.



                          HAMPTON INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                  September 26,  September 27,  December 27,
                                      1998           1997          1997
                                      ----           ----          ----
                                  (Unaudited)    (Unaudited)
ASSETS
Current assets:
  Cash                           $    240,583   $    516,171  $    171,944
  Accounts receivable - net        40,190,056     30,119,110    24,313,827
  Inventories                      50,432,973     41,772,526    30,356,997
  Deferred income tax assets          409,145        581,078       405,145
  Refundable income taxes                -           622,139          -
  Other current assets                847,178           -          514,303
                                 ------------   ------------  ------------
     Total current assets          92,119,935     73,611,024    55,762,216

Property, plant and equipment
  - net                            17,647,010     18,269,419    17,702,668
Assets held for disposal - net        504,928      1,223,920     1,200,387
Investments in and advances to
  unconsolidated affiliates           756,576        795,560       703,155
Other assets                        3,351,545      2,406,195     2,673,453
                                -------------   ------------  ------------
                                $ 114,379,994   $ 96,306,118  $ 78,041,879
                                =============   ============  ============
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Notes payable - banks and
    current maturities of
    long-term debt              $  37,385,573   $ 23,166,416  $  5,701,573
  Accounts payable                  7,872,745      5,854,038     5,642,107
  Accrued liabilities               3,945,804      3,183,061     3,702,083
  Income taxes                      1,158,346        683,336        68,346
                                -------------   ------------  ------------
     Total current liabilities     50,362,468     32,886,851    15,114,109

Deferred income tax liabilities       996,793      1,034,519       996,793
Long-term debt                      3,748,349      4,341,681     4,110,015
Retirement plan obligations         3,733,580      3,892,072     3,913,480
                                -------------   ------------  ------------
                                   58,841,190     42,155,123    24,134,397
Stockholders' equity               55,538,804     54,150,995    53,907,482
                                -------------   ------------  ------------
                                $ 114,379,994   $ 96,306,118  $ 78,041,879
                                =============   ============  ============

Note: The consolidated balance sheet at December 27, 1997 has been taken from the audited financial statements and condensed.

               See notes to consolidated financial statements.
-1-





                       HAMPTON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS


                          Thirteen Weeks Ended      Thirty-nine Weeks Ended
                          --------------------      -----------------------
                         September    September     September     September
                            26,          27,           27,           27,
                           1998         1997          1998          1997
                           ----         ----          ----          ----
Net sales               $60,454,140  $46,151,076   $128,942,333  $108,618,834

Cost of products sold    45,634,208   33,218,907     96,678,973    80,799,243
                        -----------  -----------   ------------  ------------
Gross margin             14,819,932   12,932,169     32,263,360    27,819,591

Selling, general
  and administrative     10,453,736    9,371,503     27,830,043    24,567,112
Rental income - net       (220,387)    (210,531)      (696,788)     (629,393)
Equity in earnings
  of unconsolidated
  affiliates               (67,259)     (45,619)      (121,321)     (133,606)
Loss (gain) on
  disposal of fixed
  assets                         47      (4,127)        (1,751)      (35,035)
Other (income)
  expense - net              46,271     (47,020)       (43,248)      (14,089)
                        -----------  -----------   ------------  ------------
                         10,212,408    9,064,206     26,966,935    23,754,989
                        -----------  -----------   ------------  ------------
Operating income          4,607,524    3,867,963      5,296,425     4,064,602

Interest expense          1,158,425      764,358      2,597,541     1,841,002
                        -----------  -----------   ------------  ------------
Income before income
  tax provision           3,449,099    3,103,605      2,698,884     2,223,600
Income tax provision      1,368,000    1,213,000      1,086,000       897,000
                        -----------  -----------   ------------  ------------
Net income              $ 2,081,099  $ 1,890,605   $  1,612,884  $  1,326,600
                        ===========  ===========   ============  ============

Basic earnings per
  common share             $.41         $.37           $.32          $.26
                           ====         ====           ====          ====
Weighted average
  common shares
  outstanding            5,048,388    5,044,703      5,047,049    5,044,037
                         =========    =========      =========    =========
Diluted earnings per
  share                    $.41         $.37           $.31          $.26
                           ====         ====           ====          ====
Weighted average
  common shares
  outstanding and
  common share
  equivalents            5,131,011    5,113,125      5,133,366    5,102,016
                         =========    =========      =========    =========

                  See notes to consolidated financial statements.
-2-

                           HAMPTON INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Additional
                                      Common Stock         paid-in
                                  Shares      Amount       capital
                                 ---------  ----------  -----------
Balance December 27,1997         5,192,254  $5,192,254  $34,022,873
   Stock options exercised           3,450       3,450       16,058
   Stock dividend                  519,365     519,365    3,181,111
   Net income
                                 ---------  ----------  -----------
Balance September 26, 1998       5,715,069  $5,715,069  $37,220,042
                                 =========  ==========  ===========



                                                                   Total
                              Retained  Treasury Stock at Cost  Stockholders'
                              earnings     Shares     Amount       Equity
                             -----------   -------  ----------   -----------
Balance December 27,1997     $19,569,699   605,825  $4,877,344   $53,907,482
   Stock options exercised                                            19,508
   Stock dividend            (3,701,546)    60,581                   (1,070)
   Net income                  1,612,884                           1,612,884
                             -----------   -------  ----------   -----------
Balance September 26, 1998   $17,481,037   666,406  $4,877,344   $55,538,804
                             ===========   =======  ==========   ===========

                  See notes to consolidated financial statements.
-3-

                       HAMPTON INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Thirty-nine Weeks Ended
                                               -----------------------
                                            September 26,   September 27,
                                                1998            1997
                                                ----            ----
OPERATING ACTIVITIES:
Net income                                  $  1,612,884     $  1,326,600
Adjustments to reconcile net income to
 net cash
   Used in operating activities:
     Amortization                                598,155          345,338
     Depreciation                              1,469,221        1,628,648
     Deferred income taxes                       (4,000)         (49,000)
     Reserve for doubtful accounts and
       allowances                              (430,000)          142,000
     Retirement plan obligations               (179,900)        (132,489)
     Gain on sale of fixed assets                  1,751         (35,035)
     Equity in earnings of
       unconsolidated affiliates               (121,321)        (133,606)
Changes in current assets and current
  liabilities:
     Accounts receivable                    (15,446,229)     (11,293,663)
     Inventories                            (20,075,976)     (11,024,396)
     Other current assets                      (332,875)          416,629
     Accounts payable                          2,230,637      (2,558,692)
     Accrued liabilities                         243,722          750,288
     Income taxes                              1,090,000          683,336
                                            ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES       (29,343,931)     (19,934,042)
                                            ------------     ------------
INVESTING ACTIVITIES:
     Additions to fixed assets               (1,389,657)        (696,170)
     Proceeds from sale of fixed assets          669,802           17,286
     Decrease in investments in and
       advances to unconsolidated
       affiliates                                 67,900           71,787
     Increase in other assets                (1,276,247)      (1,064,984)
                                            ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES        (1,928,202)      (1,672,081)
                                            ------------     ------------
FINANCING ACTIVITIES:
     Stock options exercised                      18,438
     Additions to debt - Banks - net          31,684,000       22,173,440
     Payments on debt - Other                  (361,666)        (361,666)
                                            ------------     ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  31,340,772       21,811,774
                                            ------------     ------------
INCREASE IN CASH                                 68,639          205,651
CASH AT BEGINNING OF PERIOD                      171,944          310,520
                                            ------------     ------------
CASH AT END OF PERIOD                       $    240,583     $    516,171
                                            ============     ============
Cash paid during the period - Interest      $  1,930,204     $  1,465,000
                                            ============     ============
                            - Income taxes  $     41,050     $    407,500
                                            ============     ============
NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Stock Dividend                         $  3,701,546
                                            ============

               See notes to consolidated financial statements.
-4-


                       HAMPTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Information as of September 26, 1998 and September 27, 1997 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of September 26, 1998 and September 27, 1997 and the consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 26, 1998 and September 27, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended September 26, 1998 are not necessarily indicative of the operating results for the full year.

2.  CREDIT FACILITY

     The credit facility ("Credit Facility") between the Company and BNY Financial Corporation, as Agent, provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999. Management is confident that the facility will be either renewed or replaced.

     The Credit Facility contains financial covenants, including but not limited to EBITDA, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs. As of September 26, 1998, the Company was not in compliance with financial covenants relating to minimum tangible net worth and the fixed charge coverage ratio. On October 21, 1998 the Company received a waiver with respect to non-compliance with these covenants.

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. Basic and diluted earning per share and outstanding stock options have been restated for all periods presented to reflect the stock dividend.
-5-
4.  STOCK OPTIONS

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

     The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1997 and 1998 is as follows:

                                                   Price     Weighted Average
                                     Number of   Range per       Price per
                                      Shares       Share           Share
                                      ------       -----           -----
Outstanding at December 28, 1996      302,500      $4.09           $4.09

     Granted                          133,650   $6.14 - $8.64      $6.91
     Exercised                          (880)      $4.09           $4.09
     Canceled                         (6,600)   $4.09 - $6.14      $4.60
                                      -------   -------------      -----
Outstanding at December 27, 1997      428,670   $4.09 - $8.64      $4.96

     Granted                          363,550   $6.59 - $6.70      $6.60
     Exercised                        (3,740)      $4.09           $4.09
     Canceled                        (19,910)   $4.09 - $8.64      $5.34
                                      -------   -------------      -----
Outstanding at September 26, 1998     768,570   $4.09 - $8.41      $5.73

     As of September 26, 1998, 133,210 shares were exercisable.

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $490,100 for the grants prior to 1996, $234,300 for the 1997 grants and $896,000 for the 1998 grants.
These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing
-6-
model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                             Thirty-nine Weeks Ended  Thirty-nine Weeks Ended
                                September 26, 1998       September 27, 1997
                                ------------------       ------------------
Net income         - as reported    $1,612,884              $1,326,600
                                    ==========              ==========
                   - pro forma      $1,505,326              $1,245,000
                                    ==========              ==========
Basic net income
  per common share - as reported      $0.32                    $0.26
                                      =====                    =====
                   - pro forma        $0.30                    $0.25
                                      =====                    =====
Diluted net income
  per common share - as reported      $0.31                    $0.26
                                      =====                    =====
                   - pro forma        $0.29                    $0.24
                                      =====                    =====

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the operating data for the periods indicated:

                             Thirteen Weeks Ended    Thirty-nine Weeks Ended
                             --------------------    -----------------------
                            September    September   September     September
                               26,          27,         26,           27,
                              1998         1997        1998          1997
                              ----         ----        ----          ----
Net sales                    100.0%       100.0%      100.0%        100.0%
Cost of products sold         75.5         72.0        75.0          74.4
                             -----        -----       -----         -----
Gross margin                  24.5         28.0        25.0          25.6

Selling, general and
  administrative              17.3         20.3        21.6          22.6
Rental income - net          (  .4)       (  .5)      (  .5)        (  .6)
Equity in earnings of
  unconsolidated
  affiliates                 (  .1)       (  .1)      (  .1)        (  .1)
Gain on disposal of
  fixed assets                  -            -           -             -
Other (income) expense
  - net                         .1        (  .1)      (  .1)           -
                              -----        -----       -----         -----
Operating income               7.6          8.4         4.1           3.7
Interest expense               1.9          1.7         2.0           1.7
                              -----        -----       -----         -----
Income before income
  tax provision                5.7          6.7         2.1           2.0
Net income                     3.4%         4.1%        1.3%          1.2%
                              =====        =====       =====         =====

-7-

          THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 AS COMPARED TO
             THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997

     Net sales increased by $14,303,000 or 31.0% for the quarter. Sales of branded product increased by $13,634,000 to 49.1% of total sales from 34.8% of total sales in the 1997 quarter. Sales of the Nautica, Spalding, Dickies and Rawlings brands were the principal contributors to the increased sales volume. Non branded product accounted for $669,000 of the total sales increase. The total increase in sales was split equally between national department stores and discounters. The Company attributes the increase in sales to an increase in the number of stores where product is sold, the addition of new brands and the increased demand for value oriented branded products.

     Gross profit increased by $1,888,000 during the quarter ended September 26, 1998. As a percent of sales, gross margin percent declined to 24.5% from 28.0% in the prior period. An increase in customer allowances of $1,058,000 and inventory markdowns of $347,000 were the primary factors contributing to this decline.

     Selling, general and administrative expenses increased by $1,083,000 or 11.6% during the quarter ended September 26, 1998, as compared to the prior year. Increase in royalties of $537,000 and advertising of $387,000 were the primary factors accounting for this increase. As a percent of sales, selling, general and administrative expenses decreased to 17.3% from 20.3% in the 1997 period.

     Operating profit before interest and income taxes improved from $3,868,000 in the prior period to $4,608,000 for the thirteen weeks ending September 26, 1998.

     Interest expense increased by $394,000 in the current quarter due to higher borrowing in 1998 to support higher inventory and customer receivable levels.

      THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 AS COMPARED TO
             THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

     Net sales increased by $20,323,000 or 18.7% for the thirty-nine weeks ended September 26, 1998 as compared to the comparable 1997 period. Sales of branded product increased by $19,751,000 to 44.0% of total sales from 34.1% in the prior period. Increased sales of the Nautica, Spalding, Dickies and Flip-Box brands were the principal contributors to the increased sales volume. Non branded product accounted for $572,000 of the total sales increase. Increased sales to national discounters were the primary source of additional volume and national department stores were also a significant contributor. The Company attributes the increase in sales to an increase in the number of stores where product is sold, the addition of new brands and the increased demand for value oriented branded products.

     Gross profit increased in absolute dollars by $4,444,000 during the thirty-nine weeks ended September 26, 1998. As a percent of sales, gross margin percent declined from 25.6% to 25.0% for the respective periods. An increase in customer allowances of $1,255,000 is the primary factor contributing to this decline. An offsetting positive factor was the improvement in operating efficiencies of Company-owned factories which increased gross profit by approximately $580,000 for the current thirty-nine week period.

     Selling, general and administrative expenses increased by $3,263,000 or 13.3% during the thirty-nine weeks ended September 26, 1998 as compared to the comparable 1997 period. The additional expenses were principally due to increases in compensation and related benefits of $1,332,000, royalties of $759,000, samples of $528,000
-8-
and advertising of $498,000. As a percent of sales, selling, general and administrative expenses decreased to 21.6% from 22.6% in the prior year.

     Operating profit before interest and income taxes increased from $4,065,000 in the prior thirty-nine week period to $5,296,000 for the thirty-nine weeks ending September 26, 1998.

     Interest expense increased by $757,000 due to higher borrowing in 1998 to support higher inventory and customer receivable levels.

Liquidity and Capital Resources

     Outstanding borrowings under the Credit Facility totaled $36,792,000 at September 26, 1998 as compared to $22,573,000 at
September 27, 1997 and $5,108,000 at December 27, 1997. Outstanding letters of credit were $23,108,000 at September 26, 1998 as compared to $26,123,000 at September 27, 1997 and $33,402,000 at December 27,
1997. The Company had unused lines of credit of $11,441,000 at September 26, 1998 for either direct borrowings or letters of credit.

     At September 26, 1998, the Company's working capital approximated $41,757,000 as compared to $40,724,000 in the prior year. The current ratio was 1.83 in the current period as compared to 2.24 in the prior year.

     The credit facility ("Credit Facility") between the Company and BNY Financial Corporation, as Agent, provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. Availability under the Credit Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for seasonal overadvances of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Credit Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and expires in May 1999. Management is confident that the facility will be either renewed or replaced.

     The Credit Facility contains financial covenants, including but not limited to EBITDA, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4 of 1% per annum on the unused portion of the total facility and certain other administrative costs. As of September 26, 1998, the Company was not in compliance with financial covenants relating to minimum tangible net worth and the fixed charge coverage ratio. On October 21, 1998 the Company received a waiver with respect to non-compliance with these covenants.

     Net cash used in operating activities amounted to $29,344,000 for the thirty-nine week period ended September 26, 1998. Cash used in operating activities relates principally to an increase in inventories of $20,076,000 and accounts receivable of $15,446,000 offset by reductions in accounts payable of $2,231,000. Cash used in operating activities in the comparable prior-year period amounted to $19,934,000 and relates primarily to an increase in inventories of $11,024,000 and accounts receivable of $11,294,000.

     Net cash used in investing activities in the current thirty-nine week period ended September 26, 1998 was $1,928,000. This amount principally consists of additions to fixed assets of $1,390,000 and other assets of $1,276,000 which was offset by the proceeds from the sale of assets held for resale of $670,000. Net cash used in
-9-
investing activities for the comparable prior year period amounted to $1,672,000 and related to additions to fixed assets of $696,000 and other assets of $1,065,000.

     Net cash provided by financing activities in the current thirty-nine week period ended September 26, 1998 was $31,341,000. This amount principally consists of increased bank debt of $31,684,000. Net cash provided by financing activities for the prior year's comparable period amounted to $21,812,000 and principally consists of increased bank debt of $22,173,000.

     During the second quarter ending June 27, 1998 the Company granted 363,550 options at an average exercise price of $6.60 per option. The Board of Directors declared a 10% stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. For the nine months ended September 26, 1998, 3,740 options have been exercised and 19,910 were canceled. As of September 26, 1998, 133,210 options were exercisable.

     The Company's backlog of orders at September 26, 1998 was approximately $103,680,000, of which approximately $74,776,000 is scheduled to be shipped in 1998 as compared to $84,274,000, of which approximately $61,242,000 was scheduled to be shipped in 1997. Actual sales in the fourth quarter of 1997 were $54,421,000. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 1998 sales goals.

     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, will be adequate to support the Company's operating requirements for the foreseeable future.

Year 2000 Issues

     The Company has been in the process of assessing various issues related to the year 2000 for the past two years. As a result of its initial studies, management has elected to convert all information systems to new computer hardware and software which has been certified as year 2000 compliant. Beginning in the fall of 1996 the process of converting systems was begun. To date, the financial, accounts payable, accounts receivable, payroll and human resources functions have been completed. The Company's internal network of LAN's, WAN's and other communication systems have also been converted to year 2000 compliant systems.

     In the fall of 1997, systems were identified and purchased that would meet the Company's requirements and be year 2000 compliant in regards to the maintenance and management of customer orders, inventory and production which are critical to the Company's success. In the first quarter of 1998 testing began on these new systems. All significant functions have been successfully tested. Starting in the third quarter of 1998 and continuing into the fourth quarter, the process of converting data onto the new systems began. During late November and December 1998, a complete "parallel" of the new systems will be performed to insure that all critical functions are addressed. It is expected that during the first quarter of 1999 the conversion process will be completed.

     Over this time period approximately $1,000,000 has been spent on hardware systems, which includes computer hardware, infared scanners, printers and telephone systems. Expenditures for software has approximated $500,000. It is expected that an additional $200,000 will be incurred for the remainder of the conversion.

     Non-information technology systems, which include items such as burglar and fire alarms, copiers, elevators and various sewing equipment are being addressed by an internal team. It is expected
-10-
that all of these systems will be year 2000 compliant by the end of the first quarter of 1999. This project is approximately 50% complete.
No major expenditures are anticipated for these areas.

     The Company is also reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The Company is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000. By the end of the second quarter of 1999, the Company will have verified that all suppliers which will have Company production in process at the end of 1999, will be year 2000 compliant.

     The Company sells to approximately 3,300 customers. Forty of these customers account for approximately 70% of the total sales. These customers represent the largest retailers in the United States. A majority of these customers maintain a trading partnership with the Company through E.D.I. transactions. As a result, the Company has continual dialogue with these customers in order to insure that they will be year 2000 compliant. Surveys are being sent to the remaining customers to attempt to determine the extent of their compliance with year 2000 issues. Risk associated with this group of customers would be excess bad debts or lower sales volume if they cease operations but no single customer would have a material adverse affect on the Company if it ceased operations. However, if a large group of these customers ceased operations the Company would be negatively impacted.
Management is unable to quantify this risk at this time.

     While there can be no absolute assurance that the Company will successfully address all year 2000 issues on a timely basis, it is anticipated that the Company will have all of its systems in compliance by the end of the second quarter of 1999. Contingency plans are being considered and will be in place, as required, by the third quarter of 1999 in the event that the Company is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans will include, but will not be limited to consideration of alternative sources of supply, customer communication plans and plant and business response plans.

     The Company believes the complete year 2000 project will be completed prior to the year 2000. However, considerable work remains to be accomplished in a limited period of time and unforeseen difficulties may arise which could adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse affect on future operating results and financial condition.

Impact of Inflation

     General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.
-11-
New Accounting Principles

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post Retirement Benefit Plans" (SFAS No. 132). With regard to SFAS No. 130, the Company does not have any items that would be reportable as a component of comprehensive income other than its profit from operations. The Company does not expect any material effect from adoption of SFAS No.131 and 132. The Company will report comprehensive income as a component of equity.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 27, 1997.
-12-

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


                              Date:  October 22, 1998
-13-