Form 10-K
period 1998-12-26
HAMPTON INDUSTRIES INC /NC/
filed 1999-03-25
CIK 45260

PART I
ITEM 1.  BUSINESS

(a)  General Development of Business

     Hampton Industries, Inc. and its subsidiaries and divisions
(herein referred to as "Hampton" or "Company") are engaged in the business of manufacturing and selling apparel.

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

(c)  Narrative Description of Business

     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East. Hampton's products are principally sold at retail under private labels. Branded apparel is becoming an increasingly important part of the Company's business and is manufactured and sold under the following licenses:

LICENSE                          PRODUCT CATEGORY
Nautica for Boys'                Boys' apparel
Rawlings                         Men's and  boys' activewear
Spalding (1)                     Men's  activewear
Dickies                          Men's casual and rugged
                                 sportshirts
Justin (1)                       Men's and boys' western wear
Bugle Boy                        Men's and boys' sleepwear and
                                 robes
Charles Goodnight (1)            Ladies sleepwear and robes
Warner Brothers                  Men's sleepwear and robes and
                                 children's robes and novelty
                                 apparel
Joe Boxer (2)                    Boys', girls' and children's
                                 apparel

     (1) Initial sales occurred in 1998.
     (2) Initial sales will occur in 1999.

     Hampton owns the following trademarks:

TRADEMARK                        PRODUCT CATEGORY
Kaynee                           Boys' and girl's school
                                 uniforms
Le Tigre                         Men's and boys' sportswear
Campus                           Men's and boys' sportswear
Flipbox                          Boys' sportswear
-1-
     Hampton designs its line of apparel which is manufactured from various combinations of man-made and natural fibers which are readily available from a number of sources both domestically and imported. Hampton has no long-term contracts with any supplier. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured in Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The design and production specifications for imported products are provided to the manufacturers by Hampton.

     Hampton's products are sold throughout the United States, to approximately 2,620 customers including most of the country's leading national and regional retail chains and department stores. Sales are made by a nationwide sales staff of 69 salesmen, including 49 field representatives at the end of 1998. Sales offices are located in New York, and at the Company's executive and administrative headquarters in Kinston, North Carolina. As of December 26, 1998 the Company had approximately 925 full-time associates domestically and approximately 600 associates in the Caribbean. Hampton is not a party to any collective bargaining agreements, has never experienced a strike or work stoppage, and believes that it maintains satisfactory relationships with its associates.

     Hampton's largest customers accounted for approximately 26% and 31% of consolidated sales volume in 1998 and 1997, respectively. Wal-Mart Stores, Inc. and J.C. Penney Co. are large multi-outlet retail chains who purchase a broad range of Hampton's products through a variety of their merchandising departments. There are no contracts with either customer for continued business. The following is a breakdown of their respective sales volume:

                                      1998      1997       1996

J.C. Penney Co.                       14%       16%        15%
Wal-Mart Stores, Inc.                 12%       15%        16%

     The following is a breakdown of sales by apparel categories:

                                      1998      1997       1996

Men's shirts and sportswear           31%       34%        40%
Boys' shirts and sportswear           31%       30%        26%
Ladies' sleepwear                     12%       13%        13%
Men's sleepwear                       13%       13%        12%
Activewear                            12%        9%         7%
Other                                  1%        1%         2%

     Sales of licensed products accounted for 41%, 31% and 23% of the consolidated sales for 1998 and the prior two years, respectively.

     The following reflects the Company's sourcing of its products:
                                      1998      1997       1996

Imports                               58%       51%        56%
Caribbean                             24%       29%        24%
Domestic                              18%       20%        20%

     All foreign purchases are contracted for in U.S. Dollars;
therefore, there is no currency risk.
-2-
     As of February 28, 1999, Hampton's backlog of orders was approximately $108,524,000 as compared to $109,105,000 on the same date in 1998. The orders are believed to be firm and are expected to be shipped during the current fiscal year.

     The apparel industry is highly competitive as to style, quality and price. Hampton competes with many other manufacturers and suppliers in each of its products.

EXECUTIVE OFFICERS OF REGISTRANT

                                                         First year
                                                        appointed to
Name and age             Office                        current office

David Fuchs(74)          Chairman and Chief Executive
                         Officer                            1975
Steven Fuchs(39)         President                          1996
Roger M. Eichel(50)      Senior Vice President and
                         Secretary                          1993
Robert J. Stiehl,Jr.(63) Executive Vice President-
                         Operations, Treasurer, and
                         Assistant Secretary                1995
Frank E. Simms(50)       Chief Financial Officer and
                         Vice President of Finance          1997

     Each of the above named was appointed for one year or until the election of a successor. Immediately following the Annual Meeting of Shareholders to be held on May 18, 1999, the board will elect officers for the following year term. There is no arrangement or understanding between any of the above pursuant to which they were appointed as Officers. Steven Fuchs has an employment contract that, among other things, determines compensation due to separation of employment.

     All of the Executive Officers above named, except Robert J.
Stiehl, Jr. and Frank Simms are related family members. Steven Fuchs is the son of David Fuchs, and Roger Eichel is David Fuchs' son-in-law.

     David Fuchs has held his current executive position for in excess of five years. Steven Fuchs was elected to his present position in January, 1996. From 1993 to January 1996, Steven
Fuchs was the President of Hampton Shirt Co. (a subsidiary). Prior to 1993, he held various positions with the Company. Roger Eichel was elected to his present position in May, 1993 and prior thereto, he was Secretary of the Company. Robert J. Stiehl, Jr. was elected to his present position in January 1995. For in excess of five years prior thereto, he was Vice President - Finance. Frank
Simms was elected Chief Financial Officer in November 1997 and had previously been Vice President of Finance since May 1995. Prior to joining Hampton he was the Chief Financial Officer of Riverside Manufacturing Co. for in excess of five years.

     David Fuchs, Steven Fuchs and Roger Eichel are also Directors of the Company.

ITEM 2.  PROPERTIES

     Hampton operates three domestic manufacturing plants, one manufacturing plant in the Caribbean and three domestic distribution centers. The Company's sales and merchandising personnel occupy a building located in New York City. Hampton's principal executive and -3-
administrative offices are located in North Carolina. All of these properties are owned by the Company. The New York office is subject to a mortgage loan. The executive and administrative offices located in North Carolina are financed through an Industrial Revenue Bond issued by a state governmental agency. All bonds and mortgages are guaranteed by the Company and are secured by the underlying assets.

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

(b)  Stock Price and Dividend Information

     The table below presents the high and low market prices for Hampton's Common Stock.

                             QUARTER ENDED
                   1998                          1997
        3/28    6/27    9/26  12/26    3/29   6/28  9/27   12/27
High    8 3/16  6 13/16 7 1/2 7 5/8    6 9/16 7 3/4 9 5/16 9 9/16
Low     6 3/8   6       6 1/8 6        5 5/16 6     7 1/16 7 5/8

     The Company has not paid a cash dividend on its common stock since 1973. The Board of Directors declared a 10% common stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. Market prices per share have been restated for all periods presented to reflect the stock dividend. The present credit agreement includes restrictive covenants which, among other things, prevent the payment of cash dividends.

 (c)  Approximate Number of Holders of Common Stock

     The number of holders of record of Hampton's Common Stock as of December 26, 1998 was approximately 306, including, as a single holder of record, brokerage firms having more than one stockholder account. -5-
ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per common share amounts)
YEAR ENDED:            1998     1997     1996     1995      1994*
Net Sales            $190,330 $163,040 $160,684 $184,593  $172,024
Net earnings(loss)      2,416    1,083    2,709   (2,164)    1,002
Basic earnings
 (loss) per
 common share           $.48     $.22     $.54     $(.43)    $.20
Diluted earnings
 (loss) per
 common share           $.47     $.21     $.53     $(.43)    $.20

AT YEAR END:
Total Assets         $ 92,803 $ 78,042 $ 74,421 $ 94,271  $ 90,616
Long-term debt            302    4,110    5,103    5,305    17,002
Working capital        38,737   40,648   40,158   37,501    49,206
Stockholders'
 equity              $ 56,342 $ 53,907 $ 52,820 $ 50,111  $ 52,275
  *(53 Weeks)

     The Company has not paid cash dividends on its common stock since 1973. The Board of Directors declared a 10% common stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. Basic and diluted earnings per share and outstanding stock options have been restated for all periods presented to reflect the stock dividend.

     The Company uses the LIFO method of costing principally all of its inventories to more fairly present the results of operations by matching current costs with current revenues. The LIFO method had the effect of increasing net earnings by $514,500 ($.10 per share) in 1998, decreasing net earnings by $404,900 ($.08 per share) in 1997 and increasing net earnings by $553,900 ($.11 per share) in 1996. Inventories increased in 1998. Income realized as a result of inventory liquidation was not significant in 1997 and $668,200
($.13 per share) in 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analyses of the consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.
-6-
Results of Operations

     The following table summarizes the operating data (as a percent of net sales) for the periods indicated:
                                             YEAR ENDED
                                     December  December  December
                                        26,       27,       28,
                                       1998      1997      1996
Net Sales                             100.0%    100.0%    100.0%
Cost of products sold                  76.5      77.3      78.2
                                      ------    ------    ------
Gross margin                           23.5      22.7      21.8
Selling, general and
 administrative                        20.2      20.8      18.2
Equity in earnings of
 unconsolidated affiliates             (0.1)     (0.1)      -
                                      ------    ------    ------
Operating income                        3.4       2.0       3.6
Other expense (income):
Rental income - net                    (0.5)     (0.6)     (0.4)
Gain on disposal of
 fixed assets                           -         -        (0.4)
Other income - net                      -        (0.1)     (0.1)
Interest expense                        1.9       1.7       2.0
                                      ------    ------    ------
Earnings before provision
 for income tax                         2.0       1.0       2.5
Net earnings                            1.3%      0.7%      1.7%
                                      ======    ======    ======

     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

Fiscal 1998 Versus Fiscal 1997

     Net sales for 1998 increased by $27,290,000 or 16.7%. An increase of 1.9% in the average selling price per dozen is primarily reflective of a small change in product mix. Total dozens shipped increased by 14.6%. Branded product represented 40.7% of net sales in 1998 as compared to 31.2% in 1997. The increase in sales of branded product was $26,606,000 for 1998.

     Gross profit increased by $7,602,000 for 1998. As a percent of sales this represented an increase of 0.8%, from 22.7% in 1997 to 23.5% in 1998. The improvement in the gross profit was due primarily to the increased sales. Sales of branded products generally have higher margins than non-branded products. However, gross profit was negatively impacted by an increase in allowances of approximately $859,000. Late deliveries of product resulted in an increase of
-7-
allowances of approximately $400,000 and the unseasonable warm weather resulted in an additional increase of approximately $275,000 to major department stores.

     Selling, general and administrative expenses increased by $4,426,000 in 1998. As a percent of sales there was a decrease from 20.8% in 1997 to 20.2% in 1998. Increases in royalty expense of $1,223,000 and advertising expenses of $849,000 were primarily due to the increase in sales of branded product. As a result of the introduction of new brands for 1998 and planned expanded offerings in 1999, sample expense increased by $940,000 during 1998. During 1998, compensation and related fringe benefits increased by approximately $1,556,000 as a result of the Company expanding its management team in a variety of supporting roles and the effect of the costs related to certain individuals that were hired in 1997 who were on the payroll for the full year of 1998.

     A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental Income - net.

     Interest expense increased by $878,000 from 1997. This is the result of an increased level of borrowing during the year in order to support higher levels of receivables and inventory to support the increased sales volume.

     The effective tax rate increased to 36.7% in 1998 from 34.0% in 1997. The rate in 1997 was favorable impacted by the utilization of net operating loss carryfowards for which reserves had been previously established in 1996.

Fiscal 1997 Versus Fiscal 1996

     Net sales for 1997 increased by 1.4%. An increase of 2.4% in the average selling price was partially offset by a decline of 1.0% in units shipped. The increase in average selling price is primarily due to the greater influence of the "branded" product sales.

     Gross profit margins increased by $2,093,000 for 1997. As a percent of sales this represented an increase of 0.9%, from 21.8% in 1996 to 22.7% in 1997, which is primarily attributable to increase sales of branded product. Gross profit was negatively impacted in 1997 due to an increase in allowances provided to customers of approximately $761,000. Also, as a result of late delivery of product, approximately $963,000 was incurred for air shipments which occurred primarily in the fourth quarter.

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

     During 1997 several new license agreements were entered into which will not contribute to sales until 1998. The development of these new brands negatively impacted 1997 by $1,129,000.
-8-
     A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental Income - net.

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

Liquidity and Capital Resources

     On May 3, 1996, the Company entered into a credit facility with BNY Financial Corporation, as Agent ("Existing Facility"). The Existing Facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the Existing Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under the Existing Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Existing Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and the Existing Facility expires in May 1999. Amounts outstanding at December 26, 1998 have been classified as short-term since the facility expires on May 3, 1999.

     The Existing Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4% of 1% per annum on the unused portion of the total facility and certain other administrative costs.

     On January 29, 1999, the Company entered into an agreement with the Chase Manhattan Bank, as agent for a new credit facility ("New Facility"). It is anticipated that this New Facility will close on May 3, 1999 at the time the Existing Facility expires. The term of the New Facility is for a period of three years and provides for a line of credit of $80,000,000. However, at the Company's option, the line may be increased to $100,000,000 during the period of May1 through October 31 of each year. Direct borrowings will bear interest at the London Interbank Offered Rate, plus the applicable margin
(as defined) or the Prime Rate, at the option of the Company.
Borrowings will be collateralized by accounts receivable, inventory and general intangibles of the Company. The New Facility will contain financial covenants, including but not limited to a restriction on the payment of dividends, minimum levels of earnings, maintenance of certain ratios and a monthly measure of credit usage as compared to a formula based on collateral. Seasonal overadvances of up to $10,0000,000 will be allowed.
-9-
     At December 26, 1998 the Company did not meet the Minimum tangible net worth, Fixed charge coverage ratio and the minimum E.B.I.T.D.A. covenants of its Existing Facility. A wavier for these violations was received on March 11, 1999. Management is confident that the new credit facility will close on or before May 3, 1999, when the existing credit facility expires. Management believes that the line of credit that will become available under the New Facility, together with the cash expected to be generated from operations, will be adequate to meet the Company's financing needs for the foreseeable future.

     Outstanding borrowings under the Existing Facility amounted to $14,708,000 at December 26, 1998 as compared to $5,108,000 in 1997.
The increased borrowings were primarily used to finance the increased level of accounts receivable and inventories. At December 26, 1998, the Company had unused lines of credit of $19,634,000 for direct borrowings or the issuance of letters of credit. This availability is in addition to the outstanding direct borrowings of $14,708,000 and letters of credit of $18,465,000 outstanding at the end of 1998. Net working capital as of the end of 1998 was $38,737,000 as compared to $40,648,000 in 1997. The working capital ratio at the end of 1998 was 2.3:1 as compared to 3.7:1 in 1997.

     During 1998, cash used in operations approximated $5,600,000 which primarily related to higher levels of accounts receivables and inventories. In 1997, cash used by operations was approximately $2,000,000. In 1997, an increase in inventory levels was the primary reason for the use of funds.

     Additions to fixed assets, which represented normal replacement and upgrading of equipment, were approximately $1,700,000 funded from operations and $408,000 funded from capitalized leases in 1998 as compared to $1,033,000 in 1997. Expenditures for software cost were approximately $2,100,000 in 1998 as compared to $294,000 in the prior year. The 1998 amount is comprised of $1,061,000 of personnel cost related to the new computer systems and $1,039,000 of software cost. These costs will be amortized over a period of five years beginning in 1999. Capital expenditures for fixed assets in 1999 are expected to be equal to the 1998 levels while expenditures for software and related personnel costs are expected to decrease substantially. Management anticipates such expenditures will be financed from operations.

     The increase in other assets in 1998 is due to unamortized in-store fixture costs which are being amortized over 36 months. During 1998, $496,000 was spent on fixtures as compared to $1,217,000 in 1997. Amortization of these costs was $731,000 in 1998 as compared to $470,000 in 1997. Also, personnel costs related to the design and implementation of the new computer systems of $1,061,000 is included in fixed assets and will be amortized over a period of five years beginning in 1999. During 1998 approximately $1,075,000 was spent on purchased software which is primarily related to the conversion of the business systems. These costs are amortized over five years. In order to provide funding for the Supplemental Retirement Plan for Key Employees, the Company began a program of purchasing life insurance policies on the lives of the participants. Beginning January 1998 the Company instituted a Nonqualified
Deferred Compensation Plan for Key Executive Employees which is also funded by Company owned life insurance policies. The cash surrender value of these policies was $601,000 at December 26, 1998.

     During the second quarter ending June 27, 1998, the Company granted 363,550 common stock options at an average exercise price of $6.60 per option. The Board of Directors declared a 10% stock dividend which was paid on July 2, 1998, to stockholders of record on June 2, 1998. For -10-
the twelve months ended December 26, 1998, 3,740 options have been exercised and 19,910 options were cancelled. As of December 26, 1998, 133,210 options were exercisable.

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

Year 2000 Issues

     The Company has been in the process of assessing the various issues related to the year 2000 for the past two years. As a result of its initial studies, in 1996 management decided to convert all information systems to new computer hardware and software. All new hardware and software have been certified by the appropriate vendors as being year 2000 compliant. To date, the financial systems; accounts payable, accounts receivable, payroll and human resources have been completed. Also, the Company's internal network of LAN's, WAN's and other communication systems have been converted to year 2000 compliant systems.

     The systems that maintain and manage customer orders, inventory and production are critical to the Company's success. In the fall of 1997, systems were identified and purchased that would meet the Company's requirements and be year 2000 compliant. In the first quarter of 1998 testing began on these new systems. All significant functions have been successfully tested. Starting in the third quarter of 1998 and continuing into the fourth quarter, the process of converting data onto the new systems began. During late November and December 1998, a complete "parallel" of the new systems was begun to insure that all critical functions are addressed. It is expected that on March 31, 1999 the conversion process will be completed and all information systems will have been successfully installed.

     Over this time period approximately $1,000,000 has been spent on hardware systems, which includes computer hardware, infared scanners, printers and telephone systems. Expenditures for software has approximated $750,000. The personnel cost related to the design and implementation of the systems is approximately $1,060,000 and has been included in fixed assets.

     Non-information technology systems, which include items such as burglar and fire alarms, copiers, elevators and various sewing equipment are being addressed by an internal team and it is expected that all of these systems will be year 2000 compliant by end of the second quarter of 1999. This project is approximately 75% complete. No major expenditures are anticipated for these areas.

     The Company is also reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The Company is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000. By the end of the second quarter of 1999, the Company will have verified that all significant suppliers which will have Company production in process at the end of 1999, will be year 2000 compliant. This process is approximately 75% complete.
-11-
     The Company sells to approximately 2,600 customers. Forty of these customers account for approximately 70% of the total sales.
These customers represent the largest retailers in the United States.
A majority of these customers maintain a trading partnership with the Company through E.D.I. transactions. As a result, the Company has continuous dialogue with these customers in order to determine whether they will be year 2000 compliant. Surveys are being sent to the remaining customers to attempt to determine the extent of their compliance with year 2000 issues. Risk associated with this group of customers would be excess bad debts or lower sales volume if they cease operations and no single customer would have a material adverse affect on the Company if it ceased operations. However, if a large group of these customers ceased operations the Company would be negatively impacted.
Management is unable to quantify this risk at this time.

     For 1998 the Company imported approximately 58% of its total product and 24% was manufactured in the Caribbean area. These areas are critical to the Company's success. Both sources of product require that the product is shipped on the ocean, then clear U.S. Customs and then utilize domestic transportation systems. Should the year 2000 problem significantly affect either the U.S. Customs or transportation systems, disruption of receiving product would occur which would result in material adverse affect on the operating results or financial condition. It is not feasible for the Company to assess the ability of these entities to be year 2000 compliant.

     While there can be no absolute assurance that the Company will successfully address all year 2000 issues in a timely basis, it is anticipated that the Company will have all of its systems in compliance by the end of the second quarter of 1999.

     Management does not plan to develop contingency plans that relate to key systems. Contingency plans will be developed in the event that the Company determines that it is at risk with suppliers, customers or manufacturing systems. Contingency plans will include, but will not be limited to consideration of alternative sources of supply, customer communication plans, plant and business response plans.

     The Company believes the year 2000 project will be completed prior to the year 2000. However, considerable work remains to be accomplished in a limited period of time and unforeseen difficulties may arise which could adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse affect on future operating results and financial condition.

Impact of Inflation

     General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing cost and streamlining operations while maximizing efficiency through improved internal operating
procedures and controls.   While the Company is subject to inflation
as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.
-12-
New Financial Accounting Standards

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company has adopted SFAS No. 130 and SFAS No. 131 in the current fiscal year. Neither standard has had a material impact on the Company.

Forward Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. As such, final results could differ from estimates or expectations due to factors such as, information currently available is preliminary and incomplete, government regulation and policies may change from that anticipated in present business decisions, business conditions in the retail environment and market prices for raw materials may change to a degree that existing plans may have to be substantially revised. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.
-13-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Hampton Industries, Inc.

We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 26, 1998, December 27, 1997 and December 28, 1996. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hampton Industries, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

S/Deloitte & Touche LLP
________________________

February 26, 1999 (March 11, 1999 as to Note F)
New York, New York
-14-

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                             December 26,  December 27,
                                                 1998          1997
                                             ------------  ------------
ASSETS
Current assets:
 Cash                                        $   282,375   $   171,944
 Accounts receivable, less reserves
  for doubful accounts and customer
  allowances of $2,389,000 in 1998
  and $2,304,000 in 1997                      32,322,955    24,313,827
 Inventories (Note B)                         35,593,471    30,356,997
 Deferred income tax assets (Note E)             361,062       405,145
 Other current assets                            944,952       514,303
                                             ------------  ------------
     Total current assets                     69,504,815    55,762,216

Fixed assets-net (Notes C and F)              19,866,851    17,997,352
Assets held disposal-net                         566,849     1,200,387
Investments in and advances to
 unconsolidated affiliates                       761,384       703,155
Other assets (Note D)                          2,103,008     2,378,769
                                             ------------  ------------
                                             $92,802,907   $78,041,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes Payable-banks and current
  maturities of long-term debt (Note F)      $18,923,100   $ 5,701,573
 Uncleared Checks                              2,110,149     1,344,223
 Accounts Payable                              6,164,437     4,297,884
 Accrued liabilities (Notes L)                 3,570,372     3,702,083
 Income taxes (Note E)                             -            68,346
                                             ------------  ------------
     Total current liabilities                30,768,058    15,114,109

Deferred income tax liabilities (Note E)       1,401,916       996,793
Long-term debt (Note F)                          302,420     4,110,015
Retirement plan obligations (Note H)           3,988,847     3,913,480
                                             ------------  ------------
                                              36,461,241    24,134,397

Commitments and contingencies
  (Notes F, G, H, J and K)

Stockholders' equity (Note G)
 Common stock, $1 par value-authorized
  10,000,000 shares; issued 5,715,069          5,715,069     5,192,254
 Additional paid-in capital                   37,220,042    34,022,873
 Retained earnings                            18,283,899    19,569,699
                                             ------------  ------------
                                              61,219,010    58,784,826
 Less cost of common stock held in
  treasury-666,406 shares                      4,877,344     4,877,344
                                             ------------  ------------
     Total stockholders' equity               56,341,666    53,907,482
                                             ------------  ------------
                                             $92,802,907   $78,041,879
                                             ============  ============

See notes to consolidated financial statements
-15-

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED
                                     December 26,  December 27,  December 28,
                                        1998          1997          1996
                                     ------------- ------------- -------------
Net sales                            $190,330,346  $163,040,212  $160,683,890
Cost of products sold (Note B)        145,654,492   125,966,826   125,703,090
                                     ------------- ------------- -------------
Gross margin                           44,675,854    37,073,386    34,980,800
                                     ------------- ------------- -------------
 Selling, general and
  administrative                       38,387,710    33,962,059    29,264,129
 Equity in (earnings) loss of
  unconsolidated affiliates              (103,355)     (164,633)       12,574
                                     ------------- ------------- -------------
Operating income                        6,391,499     3,275,960     5,704,097
                                     ------------- ------------- -------------
Other (income) expense:
 Rental income:                          (929,210)     (935,216)     (666,181)
 Loss (gain) on disposal of
  fixed assets                              1,751        64,279      (656,191)
 Other income-net                         (56,748)     (182,853)     (108,638)
 Interest expense                       3,559,961     2,681,664     3,176,589
                                     ------------- ------------- -------------
                                        2,575,754     1,627,874     1,745,579
                                     ------------- ------------- -------------
Earnings before provision for
 income tax                             3,815,745     1,648,086     3,958,518
Provision for income tax (Note E)       1,400,000       565,000     1,250,000
                                     ------------- ------------- -------------
Net earnings                         $  2,415,745  $  1,083,086  $  2,708,518
                                     ============= ============= =============

Basic earnings per common share           $.48          $.22          $.54

Weighted average common shares
 outstanding                            5,047,699     5,044,483     5,044,192

Diluted earnings per share                $.47          $.21          $.54

Weighted average common shares
 outstanding and other potential
 common shares                          5,132,618     5,108,358     5,054,737

See notes to consolidated financial statements.
-16-

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Additional
                               Common Stock         paid-in      Retained
                            Shares     Amount       Capital      Earnings
                           ---------  ----------  -----------  ------------
Balance, December 30,1995  5,191,454  $5,191,454  $34,018,908  $15,778,095
 Net earnings                                                    2,708,518
                           ---------  ----------  -----------  ------------
Balance, December 28,1996  5,191,454  $5,191,454  $34,018,908  $18,486,613
 Stock options exercised         800         800        3,965
 Net earnings                                                    1,083,086
                           ---------  ----------  -----------  ------------
Balance, December 27, 1997 5,192,254  $5,192,254  $34,022,873  $19,569,699
 Stock options exercised       3,450       3,450       16,058
 Stock dividend              519,365     519,365    3,181,111   (3,701,545)
 Net earnings                                                    2,415,745
                           ---------  ----------  -----------  ------------
Balance, December 26, 1998 5,715,069  $5,715,069  $37,220,042  $18,283,899
                           =========  ==========  ===========  ============

                              Treasury stock          Total
                                  at cost          Stockholders'
                            Shares       Amount       Equity
                           ---------  ------------  -----------
Balance, December 30, 1995 (605,825)  $(4,877,344)  $50,111,113
 Net earnings                                         2,708,518
                           ---------  ------------  -----------
Balance, December 26, 1996 (605,825)  $(4,877,344)  $52,819,631
 Stock options exercised                                  4,765
 Net earnings                                         1,083,086
                           ---------  ------------  -----------
Balance, December 27, 1997 (605,825)  $(4,877,344)  $53,907,482
 Stock options exercised                                 19,508
 Stock dividend             (60,581)                     (1,069)
 Net earnings                                         2,415,745
                           ---------  ------------  -----------
Balance, December 26, 1998 (666,406)  $(4,877,344)  $56,341,666

See notes to consolidated financial statements.
-17-

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED
                                    December 26,  December 27,   December 28,
                                        1998          1997           1996
                                    ------------  ------------  -------------
OPERATING ACTIVITIES:
Net earnings                        $ 2,415,745   $ 1,083,086   $  2,708,518
Adjustments to reconcile net
 earnings to net cash (used in)
 provided by operating activities:
  Amortization                          806,538       549,555        264,751
  Depreciation                        2,007,424     2,210,009      2,326,723
  Deferred income taxes                 449,206        89,207        660,742
  LIFO (credit) debit                  (805,116)      616,129       (737,743)
  Reserve for doubtful accounts
   and allowances                       192,000     1,030,000       (381,002)
  Retirement plan obligations            75,367      (111,081)       (34,726)
  Loss (gain) on sale of fixed
   assets                                 1,751        64,279       (656,191)
  Equity in (earnings) loss of
   unconsolidated affiliates           (103,355)     (164,633)        12,574
  Provision for restructuring
   costs                                   -             -          (587,000)
Change in current assets and
 current liabilities:
  Accounts receivable                (8,201,128)   (6,376,380)     3,756,816
  Inventories on a FIFO basis        (4,431,358)     (224,994)    16,348,512
  Other current assets                 (430,649)      524,463        259,986
  Uncleared checks                      765,926       535,479       (691,257)
  Accounts payable                    1,866,552    (3,306,102)    (1,858,978)
  Accrued liabilities                  (131,711)    1,269,308        729,867
  Income taxes                          (68,346)       68,346        (48,183)
                                    ------------  ------------  -------------
NET CASH (USED IN) PROVIDED BY
 OPERATIONS:                         (5,591,154)   (2,143,329)    22,073,409
                                    ------------  ------------  -------------
INVESTING ACTIVITIES:
 Additions to fixed assets           (1,702,924)   (1,033,327)      (582,009)
 Additions to fixed assets
  - capitalized leases                 (407,623)         -              -
 Additions to software               (2,099,073)     (294,684)    (1,038,293)
 Proceeds received from sale
  of fixed assets                       669,802       211,043      1,183,222
 Decrease (increase) in investments
  in and advances to unconsolidated
  subsidiaries                           45,126       202,963       (185,835)
 Increase in other assets              (236,093)   (1,201,273)        (4,066)
 Joint venture purchase                    -             -        (1,267,000)
                                    ------------  ------------  -------------
NET CASH USED IN INVESTING
 ACTIVITIES:                         (3,730,785)   (2,115,278)    (1,893,981)
                                    ------------  ------------  -------------
FINANCING ACTIVITIES:
 Additions (payments) - Revolving
  Credit Facility                     9,599,640     4,708,597    (19,200,356)
 Additions - capitalized leases         407,623          -              -
 Payments on debt - Long-term debt     (593,332)     (593,332)    (1,020,534)
 Exercise of stock options               18,439         4,766           -
                                    ------------  ------------  -------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:                9,432,370     4,120,031    (20,220,890)
                                    ------------  ------------  -------------
INCREASE (DECREASE) IN CASH             110,431      (138,576)       (41,462)
CASH - BEGINNING OF PERIOD              171,944       310,520        351,982
                                    ------------  ------------  -------------
CASH - END OF PERIOD                $   282,375   $   171,944   $    310,520
                                    ============  ============  =============

Cash paid during the period
                  -Interest         $ 3,222,788   $ 2,480,000   $  2,700,000
                  -Income taxes     $ 1,248,650   $   412,390   $  1,485,000

See notes to consolidated financial statements.
-18-


              HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED
      DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996
                    1997 AND DECEMBER 28, 1996

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

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

Fixed Assets
     Expenditures for buildings, equipment and improvements are capitalized and depreciated or amortized on a straight-line basis over their estimated useful lives. Estimated useful lives of assets are based upon the following ranges: land improvements, 30 years, buildings and leasehold improvements, 30 to 35 years, machinery and equipment, 3 to 15 years and furniture and fixtures, 5 to 10 years.

In-Store Displays
     The costs for in-store point of sale displays for certain customers are borne by the Company in whole or in part. Such costs are capitalized as other assets and amortized over a thirty-six month period.

Deferred Financing Costs
     The costs associated with obtaining the Company's Existing Credit facility have been deferred and are being amortized over the term of the agreement.
-19-
Capitalized Conversion Costs
     As a result of the conversion of the Company's computer systems, incremental personnel and related fringe benefit expense of those individuals directly involved in this process have been capitalized in accordance with the provisions of Statement of Position ("S.O.P.") 98-1. Such costs are capitalized as software costs along with other software purchased from third parties and are amortized over a five year period.

Evaluation of Long-Lived Assets
     Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in the years ended December 26, 1998 and December 27, 1997 resulting from the Company's evaluation.

Revenue Recognition
     Sales are recognized upon shipment of product, which is when title passes to the customer. No sales made on consignment. All returns are required to be authorized by the Company and reserves are provided for estimated returns.

Income Taxes
     Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Basic and Diluted Earnings per Common Share
     The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings per share" (the "Statement"). The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. The Statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of shares outstanding for each period presented. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding plus dilutive potential common shares which will result from the exercise of stock options.

     The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive earnings per common shares:
                                   1998        1997       1996
Weighted average common shares
   outstanding used for basic
   earnings per share            5,047,699   5,044,483   5,044,192
Dilutive stock options              84,919      63,875      10,545
                                 ---------   ---------   ---------
Weighted average common shares
   outstanding used for
   dilutive earnings per share   5,132,618   5,108,358   5,054,737
                                 =========   =========   =========

-20-
Stock Options and Warrants
     Financial Accounting Standards Board Statement Number 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value. The Company has elected to continue to follow the provisions of APB Opinion 25 and related Interpretations in accounting for employee stock options.

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

Investments In and Advances to Unconsolidated Affiliate
     The investment in the remaining joint venture is carried on the equity basis, which approximates the Company's equity in the unconsolidated entity's underlying net book value. Advances due from the unconsolidated entity were $261,844 and $284,130 at December 26, 1998 and December 27, 1997 respectively.

B. INVENTORIES
                                              1998         1997
Finished goods                             $26,073,123  $21,731,568
Work-in-process                              4,447,059    4,215,569
Piece goods                                  4,443,906    3,926,422
Supplies and other                             629,383      483,438
                                           -----------  -----------
                                           $35,593,471  $30,356,997
                                           ===========  ===========

     Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Information related to the first-in, first-out (FIFO) method may be useful in comparing operating results to those of companies not on the LIFO method. On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories at December 26, 1998 and December 27,
1997 would have been approximately $39,800,000 and $35,300,000, respectively. The LIFO valuation method had the effect of increasing net earnings by $514,500 ($.10 per share) in1998, decreasing net earnings by $404,900 ($.08 per share) in 1997 and increasing net earnings by $553,900 ($.11 per share) in 1996. Inventories increased in 1998. Income realized as a result of inventory liquidation was not significant in 1997 and was $668,200 ($.13 per share) in 1996.
     Inventory in transit of $1,934,496 in 1998 and $4,675,046 in 1997 are included in finished goods.
-21-

C.  FIXED ASSETS
                                            1998          1997
Land and land improvements             $ 2,613,578    $ 2,608,387
Buildings and leasehold improvements    22,823,241     21,960,680
Machinery and equipment                 18,351,967     17,120,832
Furniture and fixtures                   1,388,575      1,388,575
Software cost                            2,099,074        294,684
                                       -----------    -----------
                                        47,276,435     43,373,158
Less accumulated depreciation           27,409,584     25,375,806
                                       -----------    -----------
                                        19,866,851     17,997,352
                                       ===========    ===========

D. OTHER ASSETS

     The following are the major components of other assets:
                                     1998        1997        1996
In-store fixtures (net of
accumulated amortization
of $731,000, $470,000 and
$193,000)                        $1,103,810  $1,338,937  $  591,688
Cash surrender value of life
insurance                           601,393     176,182     116,929
Other                               397,805     872,294     895,763
                                 ----------  ----------  ----------
                                 $2,103,008  $2,387,413  $1,604,380
                                 ==========  ==========  ==========

E. INCOME TAXES

     Components of income tax provision reflected in the consolidated statements of operations are as follows:
<CAPTIONS>
                                    1998      1997      1996
Current:
 Federal                         $  888,000 $412,893 $  491,700
 State and local                     63,000   62,900     97,600
                                 ---------- -------- ----------
                                    951,000  475,793    589,300
Deferred:
     Federal                        357,000   84,207    665,200
     State and local                 92,000    5,000     (4,500)
                                 ---------- -------- ----------
                                    449,000   89,207    660,700
                                 ---------- -------- ----------
                                 $1,400,000  565,000 $1,250,000
                                 ========== ======== ==========

-22-

    The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting earnings compared to the provision for income tax in the consolidated statements of operations:
                                    1998        1997       1996
Income tax expense at the
 statutory rate                  $1,297,000  $ 560,400  $1,345,900
Increase (decrease) resulting
from:
 State and local income
  taxes, net of
  federal income tax                102,000     29,800      61,400
 Nontaxable foreign income          (35,000)   (56,000)      -
 Utilization of jobs credit
  carryovers                          -         -         (216,100)
 Utilization of AMT credit
  carryovers                          -         -           31,000
 Prior year over accruals             -         -          (82,400)
 Other, net                          36,000     30,800     110,200
                                 ----------  ---------- -----------
                                 $1,400,000  $ 565,000  $1,250,000
                                 ==========  ========== ===========

     The components of deferred taxes included in the balance sheet as of December 26, 1998 and December 27, 1997 are as follows:
                                            1998         1997
Deferred income tax assets:
State operating loss carryforwards    $   341,278     $  548,912
Allowance for doubtful accounts            90,203        120,579
Inventory and other                       257,394        238,168
Deferred compensation                   1,375,014      1,452,400
Trademarks and other                      143,536        218,958
                                      ------------    -----------
                                        2,207,425      2,579,017
Valuation allowance                      (327,813)      (502,514)
                                      ------------    -----------
                                      $ 1,879,612      $2,076,503

Deferred income tax liabilities:
Depreciation                          $ 2,534,639      $2,668,151
Conversion costs capitalized              385,827          -
                                      ------------     ----------
                                        2,920,466       2,668,151
                                      ------------     ----------
Net deferred tax liabilities          $(1,040,854)     $ (591,648)
                                      ============     ==========

     Net operating loss carryforwards for state income tax purposes expire as follows:
[CAPTION]
                          Year       Amount
                      [S]          [C]
                          1999     $1,088,704
                          2000      2,115,777
                          2001      1,529,629
                          2002         64,688
                      Thereafter    1,291,382
                                   ----------
                                   $6,090,180
                                   ==========

-23-
F.  LONG TERM DEBT
                                              1998         1997
Revolving credit facility (i)              $14,707,881  $5,108,241
Capitalized lease obligations (ii)           1,250,016   1,583,347
Mortgage note, due quarterly to 2000 (ii)    2,860,000   3,120,000
Other                                          407,623       -
                                           -----------  ----------
                                            19,225,520   9,811,588
  Less amount due in one year               18,923,100   5,701,573
                                           -----------  ----------
                                           $   302,420  $4,110,015
                                           ===========  ==========

     Annual maturities of debt are as follows:

                    1999   $18,923,100
                    2000        73,320
              Thereafter       229,100
                           -----------
                           $19,225,520
                           ===========

(i) On May 3, 1996, the Company entered into a credit facility with BNY Financial Corporation, as Agent ("Existing Facility"). The Existing Facility provvides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the Existing Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under the Existing Facility is based on a formula of eligible accounts receivable and eligible inventory and provides for a seasonal overadvance of up to $13,500,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the Existing Facility) or the Prime Rate, at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries and the Existing Facility expires in May 1999. Amounts outstanding at December 26, 1998 have been classified as short-term since the facility expires on May 3, 1999.

     The Existing Facility contains financial covenants, including but not limited to, tangible net worth and interest coverage, restricts fixed asset purchases and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 1/4% of 1% per annum on the unused portion of the total facility and certain other administrative costs.

     On January 29, 1999, the Company entered into an agreement with the Chase Manhattan Bank, as agent for a new credit facility ("New Facility"). It is anticipated that this New Facility will close on May 3, 1999 at the time the Existing Facility expires. The term of the New Facility is for a period of three years and provides for a line of credit of $80,000,000. However, at the Company's option, the line may be increased to $100,000,000 during the period of May1 through October 31 of each year. Direct borrowings will bear interest at the London Interbank Offered Rate, plus the applicable margin
(as defined) or the Prime Rate, at the option of the Company. Borrowings will be collateralized by accounts receivable, inventory and general intangibles of the Company. The New Facility will contain -24-
financial covenants, including but not limited to a restriction on the payment of dividends, minimum levels of earnings, maintenance of certain ratios and a monthly measure of credit usage as compared to a formula based on collateral. Seasonal overadvances of up to $10,0000,000 will be allowed.

     At December 26, 1998 the Company did not meet the Minimum tangible net worth, Fixed charge coverage ratio and the minimum E.B.I.T.D.A. covenants of its Existing Facility. A wavier for these violations was received on March 11, 1999. Management is confident that the new credit facility will close on or before May 3, 1999, when the existing credit facility expires. Management believes that the line of credit that will become available under the New Facility, together with the cash expected to be generated from operations, will be adequate to meet the Company's financing needs for the foreseeable future.

(ii) The mortgage notes and capitalized lease obligations are collateralized by building and property having a carrying value at December 26, 1998 of approximately $5,190,078. The effective interest rate on the aggregate amount of capitalized leases at December 26, 1998 was 6%. The effective interest rate on the mortgage note due in 2000 at December 26, 1998 was 7.41%.

     At December 26, 1998, letters of credit amounting to approximately $18,644,539 were outstanding which relate to purchase commitments issued to foreign suppliers of approximately $29,364,169.


G.  STOCKHOLDERS' EQUITY

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

Common Stock
     The Board of Directors declared a 10% common stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. Basic and diluted earnings per share and outstanding stock options have been restated for all periods presented to reflect the stock dividend.
     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,059,000 shares of stock. The Plan is administered by a committee designated by the Board of Directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company.
-25-

     The exercise price of options is equal to the fair market value on the date of each grant.  The exercise price may be paid in cash, common stock of the Company, or a combination thereof.  A summary of the changes in common stock options during 1997 and 1998 is as follows:
                              Number of      Price         Weighted
                               Shares      Range per       Average
                                             Share        Price per
                                                            Share
Outstanding at
 December 28,1996             302,500        $4.09          $4.09
     Granted                  133,650     $6.14-$8.64        6.91
     Exercised                   (880)       $4.09           4.09
     Canceled                  (6,600)    $4.09-$6.14        4.60

Outstanding at
 December 27,1997             428,670     $4.09-$8.64        4.96
     Granted                  363,550     $6.59-$6.70        6.60
     Exercised                 (3,740)       $4.09           4.09
     Canceled                 (21,560)    $4.09-$8.64        5.44

Outstanding at
 December 26,1998             766,920     $4.09-$8.41       $5.73

     As of December 26, 1998, 135,850 shares were exercisable.

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

                                         Fifty-two      Fifty-two
                                        Weeks Ended     Weeks Ended
                                        December 26,   December 27,
                                            1998           1997
Net income        -as reported          $2,415,745     $1,083,086
                  -pro forma            $2,253,039     $1,014,086

Net income per common share
                  -as reported             $.48           $.22
                  -pro forma               $.45           $.20

Diluted net income per common share
                  -as reported             $.47           $.21
                  -pro forma               $.44           $.20

-26-
H.  PROFIT SHARING PLANS

     The Company has a Qualified Profit Sharing and Retirement Plan (the "Plan") that covers all associates of the Company. During 1996, 1997 and 1998, the Company made a matching contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service Code) and has set the matching contribution rate for 1999 at 40%. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Plan.

The Company also maintains a Supplemental Retirement Plan for Key Employees (the Supplemental Plan) to permit certain key associates to defer receipt of current compensation in order to provide retirement and death benefits on behalf of such associates. Company profit sharing credits are determined at the discretion of the Board of Directors. Amounts of profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. An annual return equal to the Moody's AAA Corporate bond rate is added to each participant deferred compensation account balance and employer profit sharing credit account balance. The Company may provide supplemental profit sharing credits to one or more active participants in the Supplemental Plan, the amount of which shall be determined by the Board of Directors in its sole and absolute discretion. The participants in this Supplemental Plan are no longer able to make salaried deferral contributions to this plan.

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

     Effective January 1, 1998, the Company adopted a Nonqualified Deferred Compensation Plan for Key Executives (the "Deferred Executive Plan") to permit certain key executives to defer a portion of compensation in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Executive Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 1998 the Company established a matching rate of 20% of the executives' deferrals. For 1999 the Company has established a matching rate of 40% of the executives' deferrals. The Deferred Executive Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Executive Plan is held by the Company and commingled with its general assets. However, executives' deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Executive Plan.
-27-

    Effective January 1, 1999, the Company adopted a Nonqualified Deferred Compensation Plan for Key Employees (the "Deferred Key Plan") to permit certain key employees to defer receipt of current compensation up to a maximum of $10,000 per year in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Key Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 1999 the Company has established a matching rate of 40% of the employees deferrals. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Key Plan is held by the Company and commingled with its general assets. However, employee deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Key Plan.

     The Company credited interest and Company matches to the plans are as follows:
                                   1998        1997        1996
401K Plan - Company Match        $386,800     $362,000    $160,500
Interest - Supplemental Plan      241,300      273,000     287,000
Deferred Key Plan - Company
 Match                             36,200         -           -
                                 --------     --------    --------
Total                            $664,300     $635,000    $447,500

I.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following table sets forth selected quarterly financial information for the fiscal years 1998 and 1997 (in thousands of dollars, except per share amounts):
                                               NET EARNINGS
                                       ---------------------------
                                         NET      BASIC    DILUTED
                   NET       GROSS     (LOSS)      PER       PER
QUARTER ENDED     SALES     MARGIN     INCOME     SHARE     SHARE
3-28-98         $ 34,311   $ 8,925    $  (266)    $(.05)    $(.05)
6-27-98           34,177     8,518       (202)     (.04)     (.04)
9-26-98           60,454    14,820      2,081       .41       .41
12-26-98          61,388    12,413        803       .16       .15
                --------   -------    --------
YEAR            $190,330   $44,676    $ 2,416
                                                NET EARNINGS
                                       ---------------------------
                                         NET       BASIC    DILUTED
                   NET       GROSS     (LOSS)       PER       PER
QUARTER ENDED     SALES     MARGIN     INCOME      SHARE     SHARE
3-29-97         $ 36,356   $ 8,940     $   620      $.12      $.12
6-28-97           26,111     5,947      (1,184)     (.23)     (.23)
9-27-97           46,151    12,932       1,891       .37       .37
12-28-97          54,422     9,254        (244)     (.05)     (.05)
                --------   -------     --------
YEAR            $163,040   $37,073     $ 1,083

-28-
J.  CONCENTRATION OF CREDIT RISK

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

J.C. Penney Co., Inc.               14%        16%        15%
Wal-Mart Stores, Inc.               12%        15%        16%

K.    LITIGATION

  The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

L.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                          1998          1997
Accrued expenses                       $2,473,522    $2,264,405
Accrued payroll                           834,013     1,230,259
Other                                     262,837       207,419
                                       ----------    ----------
                                        3,570,372     3,702,083

ITEM 9.  DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None
-29-
                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" on page 2 of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference. Also see information contained under the caption "Executive Officers of Registrant" on page 2 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Officers and Directors" on page 4 of the Registrant's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     See "Voting Securities" on page 1 of the Registrant's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Transactions with Management" on page 9 of the Registrant's 1999 Proxy Statement, which information is incorporated herein by reference.
-30-
                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(A)1.  Financial Statements

     The following consolidated financial statements of Hampton
Industries, Inc. and its subsidiaries are included in Part II, Item 8:

     Independent Auditors' Report  ___________________________________14

     Consolidated balance sheets - December 26, 1998 and December 27,
       1997  _________________________________________________________15

     Consolidated statements of operations - years ended December 26,
       1998,
          December 27, 1997 and December 28, 1996 ____________________16

     Consolidated statements of  stockholders' equity - years ended
       December 26, 1998,
          December 27, 1997 and December 28, 1996  ___________________17

     Consolidated statements of cash flows - years ended December 26,
       1998,
          December 27, 1997 and December 28, 1996  ___________________18

     Notes to consolidated financial statements  __________________19-29

(a)2.  Financial Statement Schedule

     Schedule II -  Valuation and qualifying accounts_________________32

     All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

(a)3.  Exhibits

     Exhibit No. 21 - Subsidiaries of the Company  ___________________33

(b)      Reports on Form 8-K

     None
-31-
                       HAMPTON INDUSTRIES, INC.

          SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

                         Balance at  Charged to   Charged to
                         beginning   costs and    other
Description              of period   expenses     accounts

RESERVE FOR DOUBTFUL
ACCOUNTS AND CUSTOMER
ALLOWANCE:
Year ended
December 26, 1998        $2,304,000  $  (77,000)  $162,000 (A)

Year ended
December 27, 1997        $  819,000  $1,470,531   $ 57,305 (A)

Year ended
December 28, 1996        $1,200,000  $  393,465   $  7,183 (A)

                                      Balance at
                                         end
Description           Deductions      of period
Year ended
December 26, 1998          -      (B) $2,389,000

Year ended
December 27, 1997      $ 42,836   (B) $2,304,000

Year ended
December 28, 1996      $781,648   (B) $  819,000

NOTES:

(A)  Recoveries of accounts previously written off.
(B)  Uncollectible accounts written off.

-32-
Exhibit 21

                       HAMPTON INDUSTRIES, INC.

                       Subsidiaries

         Name                            State of Incorporation
    Hamptex, Inc.                            North Carolina
    IGM CORP., S.A. DE C.V.                  El Salvador


     Hampton owns 100% of the outstanding stock of each subsidiary and they are included in the consolidated financial statements.
-33-
                              SIGNATURES

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

                              HAMPTON INDUSTRIES, INC.

                              S/DAVID FUCHS
                              _____________________________________
                              David Fuchs, Chairman and Director

                              S/STEVEN FUCHS
                              _____________________________________
                              Steven Fuchs, President and Director

                              S/ROGER M. EICHEL
                              _____________________________________
                              Roger M. Eichel, Senior Vice President
                              and Secretary

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

S/HERBERT L. ASH                S/SOL SCHECHTER
______________________________  _____________________________________
Herbert L. Ash, March 12, 1999  Sol Schechter, March 12, 1999
     (Director)                       (Director)

S/PAUL CHUSED                   S/BARBARA HENAGAN
______________________________  _____________________________________
Paul Chused, March 12, 1999     Barbara Henagan, March 12, 1999
     (Director)                       (Director)

     The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.
-34-