Form 10-Q
period 1999-03-27
HAMPTON INDUSTRIES INC /NC/
filed 1999-05-11
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                                 Form 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 27, 1999
                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to___________________
     Commission file number 1-6105


                          Hampton Industries, Inc.
        (Exact name of registrant as specified in its charter)

               North Carolina                               56-0482565
       (State or other jurisdiction of                     (I. R. S. Employer
        incorporation or organization)                      Identification No.)

     2000 Greenville Hwy., P. O. Box 614, Kinston, NC       28502-0614
         (Address of principle executive offices)           (ZIP Code)

Registrant's telephone number, including area code:        (252) 527-8011

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
Common Stock $1.00 par value per share           American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES     X     No ____

     As of April 30, 1999 there were 5,048,663 shares of common stock outstanding.

                              HAMPTON INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      March 27,      March 28,    December 28,
                                        1999           1998          1998
                                     ----------     ----------    ------------
                                     (Unaudited)    (Unaudited)
ASSETS
Current assets:
  Cash                              $   182,019     $   149,835    $   282,375
  Accounts receivable-net            26,998,328      23,084,873     32,322,955
  Inventories                        45,779,074      37,390,785     35,593,471
  Deferred income tax assets            361,062         546,595        361,062
  Other current assets                1,199,055         527,702        944,952
                                    -----------     -----------    -----------
    Total current assets             74,519,538      61,699,790     69,504,815

Property, plant and equipment-net    20,217,326      17,553,476     19,866,851
Assets held for disposal - net          566,849       1,197,542        566,849
Investments in and advances to
 unconsolidated affiliates              849,820         707,974        761,384
Other assets                          2,371,833       2,724,429      2,103,008
                                    -----------     -----------    -----------
                                    $98,525,366     $83,883,211    $92,802,907
                                    ===========     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
   maturities of long-term debt     $12,195,632     $11,799,178     $18,923,100
  Uncleared checks                      720,705       1,537,411       2,110,149
  Account payable                     7,896,148       5,505,811       6,164,437
  Accrued liabilities                 2,297,434       2,609,167       3,570,372
                                    -----------     -----------     -----------
    Total current liabilities        23,109,919      21,451,567      30,768,058

Deferred income tax liabilities       1,401,916         996,793       1,401,916
Long-term debt                       14,302,420       3,961,682         302,420
Retirement plan obligations           3,876,536       3,822,313       3,988,847
                                    -----------     -----------     -----------
                                     42,690,791      30,232,355      36,461,241
Stockholders' equity                 55,834,575      53,650,856      56,341,666
                                    -----------     -----------     -----------
                                    $98,525,366     $83,883,211     $92,802,907
                                    ===========     ===========     ===========


Note: The consolidated balance sheet at December 28, 1998 has been taken from the audited financial statements and condensed.

           See notes to consolidated financial statements.
-1-



                              HAMPTON INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Thirteen Weeks Ended
                                          ---------------------------
                                            March 27,        March 28,
                                              1999             1998
                                          ------------     ------------
Net sales                                $ 36,913,631     $ 34,310,616

Cost of products sold                      26,713,606       25,407,361
                                         -------------     ------------
Gross Margin                               10,200,025        8,903,255
                                         -------------     ------------

 Selling, general and administrative       10,604,979        9,017,275
 Equity in earnings of
  unconsolidated affiliates                   (28,175)         (19,409)
                                         -------------     ------------
Operating loss                               (376,779)         (94,611)
                                         -------------     ------------

Other expense:
 Rental income                               (266,786)        (249,571)
 Loss on disposal of fixed assets              46,886            5,585
 Other income - net                           (48,925)         (18,467)
 Interest expense                             736,137          581,920
                                         -------------     ------------
                                             (467,312)        (319,467)
                                         -------------     ------------
Loss before income tax benefit               (844,091)        (414,078)
Income tax benefit                           (337,000)        (148,000)
                                         -------------     ------------
Net loss                                 $   (507,091)     $  (266,078)
                                         =============     ============

Basic loss per common share                   $(.10)           $(.05)

Weighted average common shares
 outstanding                                5,048,663        5,046,078

Diluted loss per share                        $(.10)           $(.05)

Weighted average common shares
 outstanding and other potential
 common shares                              5,048,663        5,046,078

            See notes to consolidated financial statements
-2-



                              HAMPTON INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Thirteen Weeks Ended
                                                  -----------------------------
                                                    March 27,        March 28,
                                                       1999             1998
                                                  ------------     ------------
OPERATING ACTIVITIES:
Net loss                                          $  (507,091)     $  (266,078)
Adjustments to reconcile net loss to
net cash used in operations:
  Amortization                                        201,511          190,760
  Depreciation                                        496,255          472,721
  Deferred income taxes                                  -            (141,450)
  LIFO debit (credit)                                 190,662          (71,674)
  Reserve for doubtful accounts and allowances       (660,000)        (768,000)
  Retirement plan obligations                        (112,311)         (91,167)
  Loss on sale of fixed assets                         46,886            5,585
  Equity in earnings of unconsolidated affiliates     (28,175)         (19,409)
Changes in current assets and current liabilities:
  Accounts receivable                               5,984,627        1,996,954
  Inventories on a FIFO basis                     (10,376,265)      (6,962,114)
  Other current assets                               (254,103)         (13,399)
  Uncleared Checks                                 (1,389,444)         176,976
  Accounts payable                                  1,731,711        1,224,139
  Accrued liabilities                              (1,237,889)      (1,138,913)
  Income taxes                                        (35,050)         (22,346)
                                                  ------------     ------------
NET CASH USED IN OPERATIONS:                       (5,948,676)      (5,427,415)
                                                  ------------     ------------
INVESTING ACTIVITIES:
  Additions to fixed assets                          (317,366)        (343,914)
  Additions to software                              (582,448)            -
  Proceeds received from sale of fixed assets           6,198           17,644
 (Increase) decrease in investments in and
   advances to unconsolidated affiliates              (60,261)          14,590
  Increase in other assets                           (470,335)        (241,736)
                                                  ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES:             (1,424,212)        (553,416)
                                                  ------------     ------------
FINANCING ACTIVITIES:
  Exercise of stock options                              -               9,450
  Additions-Revolving Credit Facility-net           7,420,865        6,097,605
  Payments on debt-Long-term debt                    (148,333)        (148,333)
                                                  ------------     ------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES:         7,272,532        5,958,722
                                                  ------------     ------------

DECREASE IN CASH                                     (100,356)         (22,109)
CASH AT BEGINNING OF PERIOD                           282,375          171,944
                                                  ------------     ------------
CASH AT END OF PERIOD                             $   182,019      $   149,835
                                                  ============     ============

Cash paid during the period -Interest             $   720,593      $   624,506
                                                  ============     ============
                            -Income Taxes         $    35,050      $    41,000
                                                  ============     ============

               See notes to consolidated financial statements.

-3-




                       HAMPTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Information as of March 27, 1999 and March 28, 1998 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of March 27,1999 and March 28, 1998 and the consolidated statements of operations and cash flows for the thirteen week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 27,1999 and March 28, 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The results of operations for the period ended March 27,1999 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of March 28, 1998 to conform to classifications used at March 27,1999.

2.  CREDIT FACILITY

     On May 5, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, as Agent ("New Facility"). The New Facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal overadvance of up to $10,000,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 2002.

     The New Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .1875 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the previous facility amounted to $22,129,000 at March 27, 1999 as compared to $11,206,000 at the same time in 1998. A total of $14,000,000 of the outstanding borrowings under the New Facility have been classified as Long Term Debt. Net working capital at March 27, 1999 was $51,410,000 as compared to $40,248,000 in 1998. The working capital ratio as of March 27, 1999 was 3.2:1 as compared to 2.9:1 at the same time in 1998.
-4-

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend which was paid on July 2, 1998 to stockholders of record on June 2, 1998. Basic and diluted earning per share and outstanding stock options have been restated for all periods presented to reflect the stock dividend.

4.  STOCK OPTIONS

     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,059,000 shares of common stock. The Plan is administered by a committee designated by the Board of Directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof.

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options granted under the Plan. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $896,000 for the 1998 grants. This amount would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows based on options granted in 1998 and in prior years:

                               Thirteen Weeks Ended        Thirteen Weeks Ended
                                  March 27,1999               March 28, 1998
                               --------------------        --------------------
Net loss      - as reported          ($507,091)                  ($266,078)
                                     ==========                  ==========
              - pro forma            ($553,576)                  ($286,922)
                                     ==========                  ==========
Basic net loss per common share
              - as reported            ($0.10)                     ($0.05)
                                       =======                     =======
              - pro forma              ($0.11)                     ($0.06)
                                       =======                     =======
Diluted net loss per common share
              - as reported            ($0.10)                     ($0.05)
                                       =======                     =======
              - pro forma              ($0.11)                     ($0.06)
                                       =======                     =======

-5-


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the operating data for the periods indicated:
                                            Thirteen Weeks Ended
                                            ---------------------------
                                            March 27,        March 28,
                                              1999             1998
                                            ---------        ---------

Net sales                                     100.0%           100.0%
Cost of products sold                          72.4             74.1
                                             -------           ------
Gross margin                                   27.6             25.9
  Selling, general and adminstrative           28.7             26.3
  Equity in earnings of unconsolidated
   affiliates                                  ( .1)            ( .1)
                                             -------           ------
Operating income                               (1.0)            ( .3)
Other expense (income):
  Rental income -net                           ( .7)            ( .7)
  Loss on disposal of fixed assets               .1               -
  Other (income) expense -net                  ( .1)            ( .1)
  Interest expense                              2.0              1.7
                                             -------           ------
Net earnings before provision
 for income taxes                              (2.3)            (1.2)
Net earnings                                   (1.4)%           ( .8)%
                                             =======           ======



          THIRTEEN WEEKS ENDED MARCH 27,1999 AS COMPARED TO
               THE THIRTEEN WEEKS ENDED MARCH 28, 1998

     Net sales increased by $2,603,000 or 7.6% for the quarter. Sales of branded product increased by $7,174,000 to 57.9% of total sales from 39% of total sales in the 1998 quarter. Sales of Nautica and Spalding were the principal contributors to the increased sales volume. Non branded product accounted for a sales decrease of $4,571,000 for the first quarter as compared to the prior year. Sales of non branded product are primarily a direct result of production for customer specific orders received in advance.
This decline is in line with the decline in advance bookings for the first quarter for non branded product. Total dozen shipped increased by 47,000, or 12.7%, for the period as compared to the prior year.

     Gross profit increased in absolute dollars by $1,297,000 during the quarter ended March 27,1999. As a percent of sales, gross margin percent increased to 27.6% from 25.9% in the prior period. Increased sales of branded product were the primary reason for the increased gross margin offset by an increase in customer allowances of $432,000 and sales of older product at lower margins.

     Selling, general and administrative expenses increased by $1,588,000 or 17.6% during the quarter ended March 27, 1999, as compared to the prior year. Increases in royalty expenses of $420,000, advertising of $364,000 and compensation of $213,000 are the primary factors accounting for this increase. No other individual item changed by more than $100,000. As a percent of sales selling, general and administrative expenses increased to 28.7% from 26.3% in the 1998 period.
-6-

     Operating loss before interest and income taxes increased from $95,000 in the prior period to $377,000 for the thirteen weeks ending March 27,1999.

     Interest expense increased by $154,000 in the current quarter principally due to higher borrowing in 1999 to support higher inventory and customer receivable levels.

Liquidity and Capital Resources

     On May 5, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, as Agent ("New Facility"). The New Facility provides for a maximum line of credit of $100,000,000, which includes both direct loans and letters of credit. The initial proceeds of the New Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal overadvance of up to $10,000,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 2002.

     The New Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .1875 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the previous facility amounted to $22,129,000 at March 27, 1999 as compared to $11,206,000 at the same time in 1998. A total of $14,000,000 of the outstanding borrowings under the New Facility have been classified as Long Term Debt. Net working capital at March 27, 1999 was $51,410,000 as compared to $40,248,000 in 1998. The working capital ratio as of March 27, 1999 was 3.2:1 as compared to 2.9:1 at the same time in 1998.

     Net cash used in operating activities amounted to $5,949,000 for the thirteen week period ended March 27, 1999. Cash used in operating activities relates principally to an increase in inventories of
$10,376,000 which was offset by a decline in accounts receivable of $5,985,000. Cash used in operating activities in the comparable prior-year period amounted to $5,427,000 and relates primarily to an increase in inventories of $6,962,000.
                                  11
     Net cash used in investing activities in the current thirteen week period ended March 27, 1999 was $1,424,000. This amount principally consists of additions to fixed assets of $900,000 primarily in support of the systems conversion. Net cash used in investing activities for the comparable prior year period amounted to $553,000.

     Net cash provided by financing activities in the current thirteen week period ended March 27, 1999 was $7,273,000. This amount principally consists of increased bank debt of $7,421,000. Net cash provided by financing activities for the prior years comparable period amounted to $5,959,000 and principally consists of increased bank debt of $6,098,000.
-7-


     The Company's backlog of orders at May 2,1999 was approximately $122,765,000 as compared to $120,275,000 at the time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 1999 sales goals.

     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, will be adequate to support the Company's operating requirements for the foreseeable future.

Year 2000 Issues

     The Company has been in the process of assessing the various issues related to the year 2000 system problems for the past two years. As a result of its initial studies, management decided to convert all information systems to new computer hardware and software.
All hardware and software have been certified as year 2000 compliant by the providers. Beginning in the fall of 1996 the process of converting systems was begun. During 1997 and 1998 conversion of the financial systems, accounts payable, accounts receivable, payroll and human resources was completed. Also, the Company's internal network of LAN's, WAN's and other communication systems have been converted to new year 2000 compliant systems.

     The systems that maintain and manage customer orders, inventory and production are critical to the Company's success. In the fall of 1997, systems were identified and purchased that would meet the Company's requirements and were determined to be year 2000 compliant. In the first quarter of 1998 testing began on these systems. Starting in the third quarter of 1998 and continuing into the first quarter of 1999, the process of converting data onto the new systems began. On March
28, 1999 conversion to these new systems was made. Customer orders are being received, production is being issued, inventory is being tracked and customer orders are being shipped and invoiced on the new systems. Certain inefficiencies are being encountered as a result of this conversion. Currently additional labor is required to ship customer orders and some orders are being shipped late. No significant cancellation of orders has been received at this point. Progress and productivity are being measured on a daily basis and improvements are continually being made. Management anticipates that by the end of the second quarter these difficulties will be eliminated.

     Non-information technology systems, which include items such as burglar and fire alarms, copiers, elevators and various sewing equipment are being addressed by an internal team. It is expected that all of these systems will be year 2000 compliant by end of the second quarter of 1999. This project is approximately 75% complete. No major expenditures are anticipated for these areas.

     The Company has been reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The Company is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000. By the end of the second quarter of 1999, the Company expects that it will have received verification from active suppliers that will be year 2000 compliant.

     The Company sells to approximately 3,300 customers. Forty of these customers account for approximately 70% of the total sales.
These customers represent the largest retailers in the United States.
A majority of these customers maintain a trading partnership with the Company through E.D.I. transactions. As a result, the Company has had ongoing dialogue with these customers in order to insure that they will be year 2000 compliant. Surveys are being sent to the remaining customers to attempt to determine the extent of their compliance with year 2000 issues. Risks associated with these non compliant customers would be excess bad debts or lower sales volume if such customers were to cease operations,but no single
-8-

customer would have a material adverse affect on the Company if it ceased operations. However, if a large group of these customers ceased operations the Company would be negatively impacted. Management is unable to quantify this risk at this time.

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

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis includes forward looking statements that involve risks and uncertainties including quarterly fluctuations in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products nd pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 26, 1998.
-9-


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              HAMPTON INDUSTRIES, INC.
                              Registrant



                              S/STEVEN FUCHS
                              ________________________________________
                              Steven Fuchs, President

                              S/FRANK E. SIMMS
                              ________________________________________
                              Frank E. Simms, Chief Financial Officer

                              Date:  May 11,1999

-10-