Form 10-Q
period 1999-06-26
HAMPTON INDUSTRIES INC /NC/
filed 1999-08-10
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                                  Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 26, 1999
                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to___________________
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

                                           Name of each exchange on
          Title of each class                   which registered:
Common Stock $1.00 par value per share      American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           YES  X    NO
                                              -----    -----
     As of July 31, 1999 there were 5,553,374 shares of common stock outstanding.

                              HAMPTON INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      June 26,       June 27,     December 26,
                                        1999           1998           1998
                                    ------------   ------------   ------------
                                     (Unaudited)    (Unuadited)
ASSETS
Current assets:
     Cash                           $  3,163,340   $    201,870   $    282,375
     Accounts receivable - net        23,648,604     22,263,601     32,322,955
     Inventories                      67,514,178     54,819,181     35,593,471
     Deferred income tax assets          361,062        431,195        361,062
     Other current assets              2,752,512      1,023,596        944,952
                                    ------------   ------------   ------------
          Total current assets        97,439,696     78,739,443     69,504,815

Property, plant and equipment - net   20,152,599     18,816,357     19,866,851
Assets held for disposal - net           566,849      1,195,063        566,849
Investments in and advances to
 unconsolidated affiliates               936,453        745,309        761,384
Other assets                           2,605,103      2,224,437      2,103,008
                                    ------------   ------------   ------------
                                    $121,700,700   $101,720,609   $ 92,802,907
                                    ============   ============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - banks and
      current maturities of
      long-term debt                $ 30,880,867   $  28,558,324   $ 18,923,100
     Uncleared checks                  2,672,968         863,352      2,110,149
     Accounts payable                 12,200,622       7,528,451      6,164,437
     Accrued liabilities               2,250,050       2,607,49       3,570,372
     Income taxes                        (35,347)        118,346          -
                                    ------------    ------------   ------------
          Total current liabilities   47,969,160      39,675,970     30,768,058

Deferred income tax liabilities        1,401,916         996,793      1,401,916
Long-term debt                        14,302,420       3,813,349        302,420
Retirement plan obligations            3,925,687       3,779,557      3,988,847
                                    ------------    ------------   ------------
                                      67,599,183      48,265,669     36,461,241
Stockholders' equity                  54,101,517      53,454,940     56,341,666
                                    ------------    ------------   ------------
                                    $121,700,700    $101,720,609   $ 92,802,907
                                    ============    ============   ============

Note: The consolidated balance sheet at December 26, 1998 has been derived from the audited financial statements and condensed.

           See notes to consolidated financial statements.




                              HAMPTON INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                           Thirteen Weeks Ended         Twenty-six Weeks Ended
                         -------------------------     ------------------------
                           June 26,      June 27,        June 26,     June 27,
                             1999          1998            1999         1998
                         -----------   -----------     -----------  -----------
Net sales                $30,936,690   $34,177,577     $67,850,321  $68,488,193

Cost of products sold     22,244,981    25,638,588      48,958,587   51,045,949
                         -----------   -----------     -----------  -----------
Gross margin               8,691,709     8,538,989      18,891,734   17,442,244
                         -----------   -----------     -----------  -----------

 Selling, general and
  administrative          10,783,255     8,357,849      21,388,234   17,375,124
 Equity in earnings of
  unconsolidated
  affiliates                 (36,355)      (34,653)        (64,530)     (54,062)
                         ------------  ------------     -----------  -----------
Operating (loss) income   (2,055,191)      215,793      (2,431,970)     121,182
                         ------------  ------------    ------------  -----------

Other (income) expense:
  Rental income             (198,414)     (226,830)       (465,200)    (476,401)
  Loss (gain) on disposal
   of fixed assets            36,641        (7,383)         83,527       (1,798)
  Other expense(income)-net   29,650       (71,052)        (19,275)     (89,519)
  Interest expense           842,303       857,195       1,578,440    1,439,115
                         ------------  ------------    ------------  -----------
                            (710,180)     (551,930)     (1,177,492)    (871,397)
                         ------------  ------------    ------------  -----------
Loss before income
 tax benefit              (2,765,371)     (336,137)     (3,609,462)    (750,215)
Income tax benefit        (1,033,000)     (134,000)     (1,370,000)    (282,000)
                         ------------  ------------    ------------  -----------
Net loss                 $(1,732,371)  $  (202,137)    $(2,239,462)  $ (468,215)
                         ============  ============    ============  ===========


Basic loss per
 common share               $(.31)         $(.04)         $(.40)        $(.08)

Weighted average common
 shares outstanding        5,553,374     5,552,375       5,553,374    5,551,490

Diluted loss per share      $(.31)         $(.04)         $(.40)        $(.08)

Weigghhtteedd  aavveerage common
 shares outstanding and
 other potential common
 shares                    5,553,374     5,552,375       5,553,374    5,551,490

                    See notes to consolidated financial statements



                            HAMPTON INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional
                                Common Stock          Paid-in      Retained
                             Shares      Amount       Capital      Earnings
                            ---------  ----------   -----------   ------------
Balance December 26,1998    5,715,069  $5,715,069   $37,220,042   $18,283,899
 Stock options exercised         -           -             -             -
 Stock dividend               571,350     571,350     1,928,307    (2,500,344)
 Net loss                                                          (2,239,462)
                            ---------  ----------   -----------   ------------
Balance June 26,1999        6,286,419  $6,286,419   $39,148,349   $13,544,093
                            =========  ==========   ===========   ============

                                                         Total
                            Treasury Stock at Cost   Stockholders'
                              Shares     Amount         Equity
                            ---------  ----------    ------------
Balance December 26,1998      666,406  $4,877,344    $56,341,666
 Stock options exercised         -           -              -
 Stock dividend                66,639                       (687)
 Net loss                                             (2,239,462)
                            ---------  ----------    ------------
Balance June 26,1999          733,045  $4,877,344    $54,101,517
                            =========  ==========    ============

                                 HAMPTON INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Twenty-six Weeks Ended
                                          --------------------------
                                             June 26,       June 27,
                                              1999           1998
                                         -------------   -------------
OPERATING ACTIVITIES:
Net loss                                 $  (2,239,462)  $   (468,215)
Adjustments to reconcile net loss to
 net cash used in operations:
   Amortization                                424,837        389,787
   Depreciation                              1,086,833        957,836
   Deferred income taxes                          -           (26,050)
   LIFO debit (credit)                          16,662        (20,336)
   Reserve for doubtful accounts and
    allowances                                (601,000)    (1,075,000)
   Retirement plan obligations                 (63,160)      (133,923)
   Loss (gain) on sale of fixed
    assets                                      83,527         (1,798)
   Equity in earnings of
    unconsolidated affiliates                  (64,530)       (54,062)
Changes in current assets and current
liabilities:
   Accounts receivable                       9,275,351      3,125,226
   Inventories on a FIFO basis             (31,937,369)   (24,441,848)
   Other current assets                     (1,807,560)      (509,292)
   Uncleared Checks                            562,819       (480,870)
   Accounts payable                          6,036,185      3,230,566
   Accrued liabilities                      (1,321,009)    (1,094,586)
   Income taxes                                (35,347)        50,000
                                          -------------   ------------
NET CASH USED IN OPERATIONS:               (20,583,223)   (20,552,565)
                                          -------------   ------------

INVESTING ACTIVITIES:
   Additions to fixed assets                  (907,527)    (1,221,819)
   Additions to software                      (555,979)      (572,927)
   Proceeds received from sale of
    fixed assets                                 7,398         25,027
  (Increase) decrease in
    investments in and advances to
    unconsolidated affiliates                 (110,539)        11,908
   Increase in other assets                   (926,932)      (235,455)
                                          -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES:      (2,493,579)    (1,993,266)
                                          -------------   ------------
FINANCING ACTIVITIES:
   Exercise of stock options                      -            15,672
   Additions-Revolving Credit
    Facility-net                            26,254,433     22,856,751
   Payments on debt-Long-term debt            (296,666)      (296,666)
                                          -------------   ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES:                                25,957,767     22,575,757
                                          -------------   ------------

INCREASE IN CASH                             2,880,965         29,926
CASH AT BEGINNING OF PERIOD                    282,375        171,944
                                          -------------   ------------
CASH AT END OF PERIOD                     $  3,163,340    $   201,870
                                          =============   ============

Cash paid during the period-Interest      $  1,285,453    $ 1,266,030
                                          =============   ============
                           -Income taxes  $     38,284    $    41,050
                                          =============   ============

               See notes to consolidated financial statements.




                       HAMPTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Information as of June 26, 1999 and June 27, 1998 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of June 26,1999 and June 27,1998 and the consolidated statements of operations and cash flows for the twenty-six week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 26, 1999 and June 27, 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The results of operations for the period ended
June 26,1999 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of June 27, 1998 to conform to classifications used at June 26,1999.

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

     The New Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, and leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .1875 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the current facility amounted to $41,000,000 at June 26, 1999 as compared to $27,965,000 at the same time in 1998, under the previous facility agreement. A total of $14,000,000 of the outstanding borrowings under the New Facility have been classified as Long Term Debt. Net working capital at June 26,1999 was $49,471,000 as compared to $39,063,000 in 1998. The working capital ratio as of June 26, 1999 was 2.0:1 as compared to 2.0:1 at the same time in 1998.

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend in 1998 and 1999. The dividends were payable on July 2nd to stockholders of record on June 2nd of both years. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

4.  STOCK OPTIONS

     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,164,900 shares of common stock. The Plan is administered by a committee designated by the Board of Directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1998 and 1999 is as follows:

                                                    Price         Weighted
                                   Number of      Range per     Average Price
                                    Shares          Share          per Share
                                   ---------    -------------   -------------
Outstanding at December 27,1997     471,537     $3.72 - $7.85         $4.51

  Granted                           399,905     $5.99 - $6.09         $6.00

  Exercised                          (4,114)        $3.72             $3.72

  Canceled                          (23,716)    $3.72 - $7.85         $4.95
                                    --------    -------------   -------------
Outstanding at December 26,1998     843,612     $3.72 - $7.64         $5.21

  Granted                             4,950         $4.20             $5.21

  Exercised                               0         $0.00             $0.00

  Canceled                          (15,730)    $5.99 - $7.23        $6.13
                                    ---------   --------------   ------------
Outstanding June 26, 1999           832,832     $3.72 - $7.64        $5.18
                                    =========   ==============   ============

As of June 26, 1999, there were 304,799 shares exercisable



     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year, as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $724,400 for the grants prior to 1998, $896,000 for the 1998 grants, and $4,700 for the 1999 grants. These amounts would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5 year expected year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                             Twenty-six Weeks Ended     Twenty-six Weeks Ended
                                  June 26,1999              June 27,1998
                                 --------------             -------------
Net loss    - as reported         ($2,239,462)                ($468,215)
                                 ==============             =============
            - pro forma           ($2,330,574)                ($531,915)
                                 ==============             =============
Basic net loss per common share
            - as reported            ($0.40)                    ($0.08)
                                     =======                    =======
            - pro forma              ($0.42)                    ($0.10)
                                     =======                    =======
Diluted net loss per common share
            - as reported            ($0.40)                    ($0.08)
                                     =======                    =======
            - pro forma              ($0.42)                    ($0.10)
                                     =======                    =======

Common share equivalents have been excluded because they are anti-dilutive.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:
                             Thirteen Weeks Ended        Twenty-six Weeks Ended
                             --------------------        ----------------------
                              June 26,   June 27,         June 26,     June 27,
                                1999       1998             1999         1998
                             ---------  ---------        ---------    ---------
Net sales                      100.0%     100.0%           100.0%       100.0%
Cost of products sold           71.9       75.0             72.2         74.5
                             ---------  ---------        ---------    ---------
Gross margin                    28.1       25.0             27.8         25.5
  Selling, general and
   administrative               34.9       24.5             31.5         25.4
  Equity in earnings of
   unconsolidated affiliates    ( .1)      ( .1)            ( .1)        ( .1)
                             ---------  ---------        ---------    ---------
Operating (loss) income         (6.7)        .6             (3.6)          .2
Other expense (income):
  Rental income - net           ( .6)      ( .7)            ( .7)        ( .7)
  Loss on disposal of fixed
   assets                         .1         -                .1           -
  Other income - net            ( .1)      ( .2)              -          ( .1)
  Interest expense               2.7        2.5              2.3          2.1
                             ---------  ---------        ---------    --------
Net loss before provision
 for income taxes               (8.8)      (1.0)            (5.3)        (1.1)
Net loss                        (5.6)%     ( .6)%           (3.3)%       ( .7)
                             =========  =========        ==========   =========

          THIRTEEN WEEKS ENDED JUNE 26,1999 AS COMPARED TO
                THE THIRTEEN WEEKS ENDED JUNE 27, 1998

     Net sales decreased by $3,241,000 or 9.5% for the quarter. Cancellation of customer orders has amounted to approximately $3,000,000, as a result of the conversion. Sales of branded product increased by $3,755,000 to 55.5% of total salesfrom 39.3% of total sales in the 1998 quarter. Sales of Spalding and Kaynee were the principal contributors to the increased sales volume. Non-branded product accounted for a sales decrease of $6,996,000 for the second quarter as compared to the prior year. Sales of non-branded product are primarily a direct result of production for customer specific orders received in advance. This decline is in line with the decline in advance bookings for the second quarter for non-branded product.

     Gross profit increased in absolute dollars by $153,000 during the quarter ended June 26,1999. As a percent of sales, gross margin percent increased to 28.1% from 25.0% in the prior period. Increased sales of branded product were the primary reason for the increased gross margin.

     Selling, general and administrative expenses increased by $2,425,000 or 29.0% during the quarter ended June 26, 1999, as compared to the prior year. As a percent of sales, it increased to 34.9% from 24.5% for the respective periods. Compensation, royalties, advertising, freight, and amortization expenses increased by $522,000, $148,000, $142,000, $121,000,and $108,000 respectfully from the prior period
An additional physical inventory was taken in the 2ND quarter due to conversion to new software in the operations and warehousing segments of the business. This, associated with inherent inefficiencies in the conversion of the new operating systems, resulted in increased shipping expenses of $549,000. In 1998, $517,000 of conversion related expenses were capitalized, as compared to $0 in the second quarter of 1999.

     Operating results before interest and income taxes changed from a profit of $521,000 in the prior period to loss of $1,923,000 for the thirteen weeks ending June 26,1999.

         TWENTY-SIX WEEKS ENDED JUNE 26, 1999 AS COMPARED TO
               THE TWENTY-SIX WEEKS ENDED JUNE 27, 1998

     Net sales decreased by $638,000 or .9% for the twenty-six weeks ended June 26, 1999 as compared to the comparable 1998 period. Sales of branded product increased by $11,218,000 from 39.5% of net sales in the prior year's period to 56.4% in the current period.

     Gross profit increased in absolute dollars by $1,449,000 or 8.3% for the twenty-six weeks ended June 26, 1999 as compared to the comparable 1998 period. Gross margin percent improved to 27.8% from 25.5% for the respective periods. The improvement in margins continues to reflect the emphasis on sales of branded product.

     Selling, general and administrative expenses increased by $4,013,000 or 23.1% during the twenty-six weeks ended June 26, 1999 as compared to the comparable 1998 period. As a percent of sales, it increased to 31.5% from 25.4% for the respective periods.
Compensation, royalties and advertising expenses increased by $735,000, $568,000, and $505,000 respectfully from the prior period.
An additional physical inventory was taken in the 2ND quarter due to conversion to new software in the operations and warehousing segments of the business. This associated with inherent inefficiencies in the conversion of the new operating systems resulted in increased shipping expenses of $597,000. For the twenty-six weeks ended June 26, 1999, $88,000 of conversion related expenses were capitalized as compared to $517,000 in the comparable 1998 period.

     Operating losses before interest and income taxes changed from a profit of $689,000 in 1998 to a loss of $2,031,000 for the twenty-six weeks ending June 27, 1998.

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

     Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $100,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 2002.

     The New Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, and leverage and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .1875 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the new facility amounted to $41,000,000 at June 26, 1999 as compared to $27,965,000 at the same time in 1998 and $14,708,000 at December 26, 1998. Net working capital at June 26, 1999 was $49,471,000 as compared to $39,063,000 in 1998. The working capital ratio as of June 26, 1999 was 2.0:1 as compared to 2.0:1 at the same time in 1998. Outstanding letters of credit amounted to $25,338,000 at June 26, 1999 as compared to $29,419,000 at June 27, 1998 and $18,465,000 at December 26, 1999.

     Net cash used in operating activities amounted to $20,583,000 for the twenty-six week period ended June 26, 1999. Cash used in operating activities relates principally to an increase in inventories of $31,937,000 which was offset by a decline in accounts receivable, and an increase in accounts payable of $9,275,000 and $6,036,000 respectfully. Cash used in operating activities in the comparable prior-year period amounted to $20,553,000 and relates primarily to an increase in inventories of $24,442,000 offset by a decline in accounts receivable of $3,125,000 and an increase in accounts payable of $3,231,000.

     Net cash used in investing activities in the current twenty-six week period ended June 26, 1999 was $2,494,000. This amount principally consists of additions to fixed assets of $908,000, software of $556,0000, and other assets of $927,000. The additions to fixed assets and software were primarily in support of the systems conversion. The increase in other assets is due to unamortized in-store fixture costs, which are being amortized over 36 months, and the cash value of the company owned insurance policies. During the twenty-six weeks ended June 26,1999, $552,000 was spent on fixtures and the realted amortization cost was $425,000. The cash value of the company owned life insurance polices increased by $200,000. Net cash used in investing activities for the comparable prior year period amounted to $1,993,000.

     Net cash provided by financing activities in the current twenty-six week period ended June 26, 1999 was $25,958,000. This amount principally consists of increased bank debt of $26,254,000. Net cash provided by financing activities forr the prior years comparable period amounted to $22,576,000 and principally consists of increased bank debt of $22,857,000.

     The Company's backlog of orders at July 31,1999 was approximately $116,371,000 as compared to $105,188,000 at the time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 1999 sales goals.

     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations will be adequate to support the Company's operating requirements for the foreseeable future.

Year 2000 Issues

     The Company has been in the process of assessing the various issues related to the year 2000 system problems for the past two years. As a result of its initial studies, management decided to convert all information systems to new computer hardware and software. All hardware and software have been certified as year 2000 compliant by the providers. Beginning in the fall of 1996 the process of converting systems was begun and was completed during the second quarter of 1999. During 1997 and 1998 conversion of the financial systems, accounts payable, accounts receivable, payroll and human resources was completed. Also, the Company's internal network of LAN's, WAN's and other communication systems have been converted to new year 2000 compliant systems.

     The systems that maintain and manage customer orders, inventory and production are critical to the Company's success. In the fall of 1997, systems were identified and purchased that would meet the Company's requirements and were determined to be year 2000 compliant.
In the first quarter of 1998 testing began on these systems. Starting in the third quarter of 1998 and continuing into the first quarter of 1999, the process of converting data onto the new systems began. On March 28, 1999 conversion to these new systems was made. Customer orders are being received, production is being issued, inventory is being tracked and customer orders are being shipped and invoiced on the new systems. Certain inefficiencies were encountered as a result of this conversion. Currently, additional labor is required to ship customer orders. During the second quarter, significant expenses were incurred for the new systems training of warehouse personnel.
While a second physical inventory was taken during April, continual cycle counts have been required to insure inventory accuracy. Progress and productivity are being measured on a daily basis and improvements are continually being made. Consultants have been retained to provide recommendations to improve the efficiency of the shipping operations.

     An internal team is addressing non-information technology systems, which include items such as burglar and fire alarms, copiers, elevators and various sewing equipment. It is expected that all of these systems will be year 2000 compliant by end of the third quarter of 1999. This project is approximately 95% complete. No major expenditures are anticipated for these areas.

     The Company has been reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The Company is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000. By the end of the third quarter of 1999, the Company expects that it will have received verification from active suppliers that will be year 2000 compliant.

   The Company sells to approximately 3,300 customers. Forty of these customers account for approximately 70% of total sales. These customers represent the largest retailers in the United States. A majority of these customers maintain a trading partnership with the Company through E.D.I. transactions. As a result, the Company has had ongoing dialogue with these customers in order to insure that they will be year 2000 compliant. Surveys are being sent to the remaining customers to attempt to determine the extent of their compliance with year 2000 issues. Risks associated with these non-compliant customers would be excess bad debts or lower sales volume if such customers were to cease operations but no single customer would have a material adverse affect on the Company if it ceased operations. However, if a large group of these customers ceased operations the Company would be negatively impacted. Management is unable to quantify this risk at this time.

     While there can be no absolute assurance that the Company will successfully address all year 2000 issues in a timely basis, the Company is operating all of its systems in year 2000 compliance based on certification by the providers. Contingency plans are being considered and will be in place, as required, by the third quarter of 1999 in the event that the Company is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans will include, but will not be limited to consideration of alternative sources of supply, customer communication plans, and plant and business response plans.

     The Company believes the year 2000 project will be completed prior to the year 2000. However, considerable work remains to be accomplished in a limited period of time and unforeseen difficulties may arise which could adversely affect the Company's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on whom the Company relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse affect on future operating results and financial condition.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated, and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 26, 1998.


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

                              Date:  August 10, 1999