Form 10-Q
period 1999-09-25
HAMPTON INDUSTRIES INC /NC/
filed 1999-11-12
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 25, 1999

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to
     ___________________
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

                                                Name of each exchange on
          Title of each class:                      which registered:
Common Stock $1.00 par value per share           American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES   X      NO
                                                  -----       -----
     As of November 12, 1999 there were 5,553,374 shares of common stock outstanding.

                                   HAMPTON INDUSTRIES, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                    September 25,   September 26,   December 26,
                                        1999            1998            1998
                                    -------------   -------------   -----------
                                    (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash                              $     244,612   $     240,583   $   282,375
  Accounts receivable - net            38,682,753      40,190,056    32,322,955
  Inventories                          79,014,587      50,432,973    35,593,471
  Deferred income tax assets              361,062         409,145       361,062
  Other current assets                  2,748,572       2 847,178       944,952
                                     ------------    ------------   -----------
      Total current assets            121,051,586      92,119,935    69,504,815

Property, plant, and equipment-net     20,225,545      17,647,010    19,866,851
Assets held for disposal - net            566,849         504,928       566,849
Investments in and advances to
 unconsolidated affiliates                989,175         756,576       761,384
Other assets                            2,458,595       3,351,545     2,103,008
                                     ------------    ------------   -----------
                                     $145,291,750    $114,379,994   $92,802,907
                                     ============    ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable-banks and current
   maturities of long-term debt      $ 53,636,496    $ 37,385,573   $18,923,100
  Uncleared Checks                      1,151,690       2,073,248     2,110,149
  Accounts payable                     14,688,832       5,799,495     6,164,437
  Accrued liabilities                   2,870,844       3,945,804     3,570,372
  Income taxes                            (36,941)      1,158,346          -
                                     -------------   ------------   ------------
       Total current liabilities       73,310,921      50,362,466    30,768,058

Deferred income tax liabilities         1,401,916         996,793     1,401,916
Long-term debt                         14,302,420       3,748,351       302,420
Retirement plan obligations             3,966,982       3,733,580     3,988,847
                                     -------------   ------------    -----------
                                       91,982,239      58,841,190    36,461,241
Stockholders' equity                   53,309,511      55,538,804    56,341,666
                                     -------------   ------------   -----------
                                     $145,291,750    $114,379,994   $92,802,907
                                     =============   ============   ===========

Note: The consolidated balance sheet at December 26, 1998 has been taken from the audited financial statements and condensed.

                     See notes to consolidated financial statements.
-1-

                            HAMPTON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                           Thirteen Weeks Ended          Thirty-nine Weeks Ended
                       ---------------------------   --------------------------
                       September 25, September 26,   September 25, September 26,
                           1999          1998            1999           1998
                       ------------  -------------   ------------  ------------
Net sales              $ 50,169,967  $ 60,454,140    $118,020,288  $128,942,333

Cost of products sold    37,505,415    45,634,208      86,464,002    96,678,973
                       ------------  ------------    ------------  ------------
Gross margin             12,664,552    14,819,932      31,556,286    32,263,360
                       ------------  ------------    ------------  ------------

Selling, general and
 administrative          12,927,361    10,453,736      34,315,595    27,830,043
Equity in earnings of
 unconsolidated
 affiliates                 (45,321)      (67,259)       (109,851)     (121,321)
                       ------------  ------------    ------------  ------------
Operating (loss) income    (217,488)    4,433,455      (2,649,458)    4,554,638
                       ------------  ------------    ------------  ------------

Other (income) expense:
 Rental income             (237,002)     (220,387)       (702,202)     (696,788)
(Gain) loss on disposal
 of fixed assets             (3,402)           47          80,125        (1,751)
 Other (income)
  expense-net               (16,934)       46,271         (36,212)      (43,248)
Interest expense          1,301,860     1,158,425       2,880,300     2,597,541
                       ------------  ------------    ------------  ------------
                          1,044,522       984,356       2,222,011     1,855,754
                       ------------  ------------    ------------  ------------
(Loss) income before
  income tax (benefit)
  provision              (1,262,010)    3,449,099      (4,871,469)    2,698,884
 Income tax (benefit)
  provision                (470,000)    1,368,000      (1,840,000)    1,086,000
                       ------------  ------------    ------------  ------------
 Net (loss) income     $   (792,010) $  2,081,099    $ (3,031,469) $  1,612,884
                       ============  ============    ============  ============

 Basic (loss) earnings
 per common share          ($.14)          $.37           ($.55)        $.29
                            ====           ====            ====         ====
 Weighted average
  common shares
  outstanding             5,553,374     5,553,071      5,553,374      5,551,994
                          =========     =========      =========      =========
 Diluted (loss)
  earnings per share       ($.14)          $.37           ($.55)       $.29
                            ====           ====            ====        ====
 Weighted average
  common shares
  outstanding and
  common share
  equivalents
 (Common share
  equivalents
  have been excluded
  for 1999 because
  they are
  anti-dilutive)          5,553,374     5,643,956     5,553,374       5,646,547
                          =========     =========     =========       =========

                      See notes to consolidated financial statements
-2-


                              HAMPTON INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Additional
                                Common Stock          paid-in       Retained
                             Shares      Amount       Capital       Earnings
                            ---------  ----------   -----------   -----------
Balance December 26,1998    5,715,069  $5,715,069   $37,220,042   $18,283,899
 Stock dividend               571,350     571,350     1,928,308    (2,500,344)
 Net (loss)                                                        (3,031,469)
                            ---------  ----------   -----------   -----------
Balance September 25,1999   6,286,419  $6,286,419   $39,148,350   $12,752,086
                            =========  ==========   ===========   ===========

                                                       Total
                               Treasury Stock       Stockholders'
                              Shares      Amount        Equity
                            ---------   ----------   -----------
Balance December 26,1998      666,406   $4,877,344   $56,341,666
 Stock options exercised
 Stock dividend                66,639                       (686)
 Net income                                           (3,031,469)
                            ---------   ----------   -----------
Balance September 25,1999     733,045   $4,877,344   $53,309,511
                            =========   ==========   ===========

               See notes to consolidated financial statements
-3-

                           HAMPTON INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Thirty-nine Weeks Ended
                                          --------------------------------
                                          September 25,       September 26,
                                              1999                 1998
                                          -------------       -------------
OPERATING ACTIVITIES:
Net (loss) income                         $ (3,031,469)       $  1,612,884
Adjustments to reconcile net (loss)
 income to net cash used in
 operating activities:
    Amortization                               637,121             598,155
    Depreciation                             1,610,727           1,469,221
    Deferred income taxes                         -                 (4,000)
    LIFO credit                               (157,338)           (277,251)
    Reserve for doubtful accounts and
     allowances                                321,000            (430,000)
    Retirement plan obligations                (21,865)           (179,900)
    Loss on sale of fixed assets                80,125               1,751
    Equity in earnings of
     unconsolidated affiliates                (109,851)           (121,321)
Changes in current assets and current
 liabilities:
    Accounts receivable                     (6,680,798)        (15,446,229)
    Inventories on a FIFO basis            (43,263,778)        (19,798,725)
    Other current assets                    (1,803,620)           (332,875)
    Uncleared Checks                          (958,459)         (1,117,260)
    Accounts payable                         8,524,395           3,347,897
    Accrued liabilities                       (700,215)            243,722
    Income taxes                               (36,941)          1,090,000
                                           -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES      (45,590,966)        (29,343,931)
                                           -----------         -----------

INVESTING ACTIVITIES:
    Additions to fixed assets               (1,395,951)           (762,412)
    Additions to software                     (665,993)           (627,245)
    Proceeds from sale of fixed assets          12,398             669,802
   (Increase) decrease in investments
     in and advances to unconsolidated
     affiliates                               (117,940)             67,900
    Increase in other assets                  (992,707)         (1,276,247)
                                           -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES:      (3,160,193)         (1,928,202)
                                           -----------         ------------

FINANCING ACTIVITIES:
    Stock options exercised                                         18,438
    Additions to debt  - Banks              49,164,129          31,684,000
    Payments on debt - Other                  (450,733)           (361,666)
                                           -----------         -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES:                                48,713,396          31,340,772
                                           -----------         -----------

(DECREASE) INCREASE IN CASH                    (37,763)             68,639
CASH AT BEGINNING OF PERIOD                    282,375             171,944
                                           -----------         -----------
CASH AT END OF PERIOD                      $   244,612         $   240,583
                                           ===========         ===========
Cash paid during the period:
  - Interest                               $ 2,122,610         $ 1,930,204
                                           ===========         ===========
  - Income taxes                           $    39,963         $    41,050
                                           ===========         ===========
NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Stock Dividend                           $ 2,500,343           3,701,546
                                           ===========         ===========

                   See notes to consolidated financial statements.
-4-

                       HAMPTON INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Information as of September 25, 1999 and September 26, 1998 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of September 25, 1999 and September 26, 1998 and the consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 25, 1999 and September 26, 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The results of operations for the period ended September 25, 1999 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of September 26, 1998 to conform to classifications used at September 25,1999.

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

     Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $100,000,000 maximum line of credit. At the end of July and August, the Company's borrowings exceeded the calculated availability. These violations were waived. The Credit Agreement was amended to reflect the changed financial results due to effects of the Hurricane Floyd. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 2002.

     The New Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .1875 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the current facility amounted to $64,000,000 at September 25, 1999 as compared to $36,792,000 at the same time in 1998, under the previous facility agreement. A total of $14,000,000 of the outstanding borrowings under the New Facility have been classified as Long Term Debt. Net working capital at September 25, 1999 was $47,741,000 as compared to $41,757,000 in 1998. The working capital ratio as of September 25, 1999 was 1.7:1 as compared to 1.8:1 at the same time in 1998.
-5-

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend in 1998 and 1999. The dividends were payable on July 2nd to stockholders of record on June 2nd of both years. Basic and diluted (loss) earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

4.  STOCK OPTIONS

     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,165,230 shares of common stock. A committee designated by the Board of Directors administers the Plan. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1998 and 1999 is as follows:

                                                      Price          Weighted
                                    Number of       Range per     Average Price
                                     Shares           Share          per Share
                                    ---------     -------------   -------------
Outstanding at December 27,1997      471,537      $3.72 - $7.85       $4.51

  Granted                            399,905      $5.99 - $6.09       $6.00

  Exercised                           (4,114)         $3.72           $3.72

  Canceled                           (23,716)     $3.72 - $7.85       $4.95
                                   ----------     -------------       -----
Outstanding at December 26,1998      843,612      $3.72 - $7.64       $5.21

  Granted                             34,950      $4.13 - $4.20       $4.14

  Exercised                             -               -               -

  Canceled                           (21,780)     $3.72 - $7.23       $5.78
                                   ----------     -------------       -----
Outstanding at September 25,1999     856,782      $3.72 - $7.64       $5.15
                                   ==========     =============       =====

As of September 25, 1999, there were 308,429 shares exercisable
-6-

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year, as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $724,400 for the grants prior to 1998, $896,000 for the 1998 grants, and $38,900 for grants prior to 1998, $896,000 for the 1998 grants, and $38,900 for the 1999 grants. These amounts would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5 year expected life. The pro forma impact of following the provisions of FASB
Statement 123 on the Company's operations and (loss) income per share would be as follows:

                              Thirty-nine Weeks Ended   Thirty-nine Weeks Ended
                                September 25, 1999         September 26,1998
                                ------------------         -----------------
Net (loss) income
                - as reported     ($3,031,468)                $1,612,884
                                   ==========                  =========
                - pro forma       ($3,172,374)                $1,505,326
                                   ==========                  =========
Basic net (loss) earnings
 per common share
                - as reported        ($0.55)                     $0.29
                                      =====                       ====
                - pro forma          ($0.57)                     $0.29
                                      =====                       ====
Diluted net (loss) earnings
 per common share
                - as reported        ($0.55)                     $0.29
                                      =====                       ====
                - pro forma          ($0.57)                     $0.27
                                      =====                       ====

Common share equivalents for 1999 have been excluded because they are anti-dilutive.


5.   SUBSEQUENT EVENTS

      On Novemeber 8,1999, the Company entered into a committment to obtain a mortage on the building located at 15 West 34th Street in New York. This mortgage will be for $11,000,000 with an amortization term of twenty-five years, paid quarterly, and based on a spread over the 10 year U.S. Treasury Bond index. This rate will be established approximately three days prior to closing. It is anticipated that this financing will close prior to the end of November. Proceeds of this loan will be used to repay the existing mortgages in the amount of approximately $3,750,000, and to reduce the borrowings under the Credit Facility. This mortgage is permitted under the existing
Credit Facility and will not change any provisions with that facility.

     As a result of the continued shift of sales to branded product, the Company has reviewed both its sourcing of product and the organization of the sales and administrative functions of the corporation. A restructuring plan that will result in pre-tax restructuring charges of approximately $1,300,000 in the fourth quarter has been adopted.
One manufacturing plant in Warrenton, North Carolina will be closed during the first quarter of 2000, and certain positions in sales and administration will be eliminated. This plan will result in a reduction of approximately 125 employees, which represents approximately 8% of the total workforce at the end of 1998.
-7-

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Results of Operations

   The following table summarizes the operating data for the periods indicated:

                        Thirteen Weeks Ended        Thirty-nine Weeks Ended
                      --------------------------    --------------------------
                      September 25, September 26,   September 25, September 26,
                          1999           1998            1999          1998
                      ------------  ------------    ------------  ------------
Net sales                100.0%         100.0%           100.0%        100.0%
Cost of products sold     74.8           75.5             73.3          75.0
                         ------         ------           ------        ------
Gross margin              25.2           24.5             26.7          25.0
 Selling, general and
  administrative          25.8           17.3             29.1          21.6
 Equity in earnings
  of unconsolidated
  affiliates              ( .1)          ( .1)            ( .1)         ( .1)
                         ------         ------           ------        ------
Operating (loss)
 income                   ( .4)           7.3             (2.2)          3.5
Other (income)
 expense:
  Rental income           ( .5)          ( .4)            ( .6)         ( .5)
  (Gain)loss on
    disposal of
    fixed assets            -              -                .1            -
  Other (income)
   expense - net            -              .1               -           ( .1)
  Interest expense         2.6            1.9              2.4           2.0
                         ------         ------           ------        ------

(Loss) income before
  income tax
 (benefit) provision      (2.5)           5.7             (4.1)          2.1
Net (loss) income         (1.6)%          3.4%            (2.6)%         1.3%
                         ======         ======           ======        ======



          THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 AS COMPARED TO
             THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998

     Net sales decreased by $10,284,000 or 17.0% for the quarter.
Sales of branded product increased by $1,637,000 to 62.4% of total sales as compared to 49.1% of total sales in the 1998 quarter. Sales of Kaynee, Dickies, Joe Boxer, Nautica, and Spalding were the principal contributors to the increased sales volume. Non branded products sales decreased by $11,921,000. Gross profit decreased in absolute dollars by $2,155,000 during the quarter ended September 25,1999, as compared to the same period in 1998. As a percent of sales, gross margin percent increased to 25.2% from 24.5% in the prior year's period. Increased sales of branded product were the primary reason for the increased gross margin percentage.

     During September, Hurricane Floyd and the resulting flood significantly affected the Company's operations. Beginning a week prior to the arrival of the hurricane, the ports from Miami to Norfolk began to close as the hurricane neared. These closures caused delays in clearing product through customs. For the two and a half days that Kinston was directly affected by the hurricane, associates could not report to work, nor could product be shipped. Subsequently, Kinston and Eastern North Carolina were affected by the worst flooding in recorded history. For approximately one week most roads in and around Kinston were closed, which impacted our associates' ability to come to work and also interrupted both receiving and shipping of product by trucking lines. It is estimated that delays in shipments amounted to approximatley $10,000,000 as a direct result of the hurrincane and subsequent flooding.
-8-
     In April, the Company converted to new operating and distribution systems. This conversion caused delays in shipments to customers, which are estimated to be approximately $8,000,000 through the end of the third quarter. Due to inefficiencies experienced in the distribution centers as a result of the conversion, shipping expenses increased by approximately $825,000 for the quarter.

     Selling, general and administrative expenses increased by $2,474,000, including the increased shipping costs mentioned above, or 23.7% during the quarter ended September 25, 1999, as compared to the prior year. As a percent of sales, it increased to 25.5% compared to 17.3% for the third quarter 1998. Compensation costs increased by $705,000 over the prior year. Royalty and freight expenses increased by $167,000 and $160,000.


     Operating loss for the thirteen weeks ended September 25,1999 was $217,000, as compared to an operating profit of $4,433,000 in the prior year period.

     Interest expense increased by $143,000 in the current quarter due to higher borrowing in 1999 to support higher inventory levels.

      THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 AS COMPARED TO
           THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998

     Net sales decreased by $10,922,000 or 8.5% for the thirty-nine weeks ended September 25, 1999 as compared to the comparable 1998 period. Sales of branded product increased by $12,855,000 to 59.0% of total sales from 44.0% in the prior period. Increased sales of the Nautica, Spalding, Dickies, Justin, Joe Boxer, and Kaynee brands were the principal contributors to the increased sales volume. Non branded product sales decreased by $23,777,000. Gross profit decreased in absolute dollars by $707,000 during the thirty-nine weeks ended September 25,1999. As a percent of sales, gross margin percent improved to 26.7% from 25.0% for the respective periods. Increased sales of branded product were the primary reason for the gross margin percentage.

     During September, Hurricane Floyd and the resulting flood significantly affected the Company's operations. Beginning a week prior to the arrival of the hurricane, the ports from Miami to Norfolk began to close as the hurricane neared. These closures caused delays in clearing product through customs. For the two and a half days that Kinston was directly affected by the hurricane, associates could not report to work, nor could any product be shipped. Subsequently, Kinston and Eastern North Carolina were affected by the worst flooding in recorded history. For approximately one week most roads in and around Kinston were closed, which impacted our associates ability to come to work and interrupted both receiving and shipping of product by trucking lines. It is estimated that delays in shipments amounted to approximately $10,000,000 as a direct result of the Hurricane and subsequent flooding.

     In April, the Company converted to new operating and distribution systems. This conversion caused delays in shipments to customers, which are estimated to be approximately $8,000,000 through the end of the third quarter. Due to inefficiencies experienced in the distribution centers as a result of the conversion, shipping expenses increased by approximately $1,422,000.
This increase was primarily the result of additional payroll expense and consulting fees.

     Selling, general and administrative expenses increased by $6,486,000, including the increased shipping costs mentioned above, or 23.3% during the thirty-nine weeks ended September 25,1999 as compared to the comparable 1998 period. As a percent of sales, it increased to 29.1% compared to 21.6% for the third quarter 1998. Compensation, royalties, advertising, freight, and outlet store rental expenses increased by $1,440,000, $735,000, $579,000, $362,000, and $251,000 respectfully from the prior period. For the thirty-nine weeks ended September 25,1999, $88,000 of conversion related expenses were capitalized as compared to $662,000 in the comparable 1998 period.
-9-
     Operating loss for the thirty-nine weeks ended September 25,1999 was $2,649,458 as compared to an operating profit of $4,554,638 in the prior period.

     Interest expense increased by $283,000 in the current quarter due to higher borrowing in 1999 to support higher inventory levels.

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

     Availability under the New Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $100,000,000 maximum line of credit. At the end of July and August, the Company's borrowings exceeded the calculated availability. These violations were waived. The Credit Agreement was amended to reflect the changed financial results due to the effects of the Hurricane Floyd. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in the New Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The New Facility expires in May 2002.

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

     Outstanding borrowings under the new facility amounted to $64,000,000 at September 25, 1999 as compared to $36,792,000 at the same time in 1998 and $14,708,000 at December 26, 1998. Outstanding letters of credit amounted to $18,439,000 at September 25, 1999 as compared to $23,108,000 at September 26, 1998 and $18,465,000 at
December 26, 1998. Net working capital at September 25, 1999 was $47,705,000 as compared to $47,741,000 in 1998. The working capital ratio as of September 25, 1999 was 1.7:1 as compared to 1.8:1 at the same time in 1998

     Net cash used in operating activities amounted to $45,591,000 for the thirty-nine week period ended September 25, 1999. Cash used in operating activities relates principally to an increase in inventories of $43,264,000 and accounts receivable of 6,681,000, which was offset by an increase in accounts payable of $8,524,000. Cash used in operating activities in the comparable prior-year period amounted to $29,344,000 and relates primarily to an increase in inventories of $19,799,000 and accounts receivable of 15,446,000 which was offset by an increase in accounts payable of $3,348,000.
-10-
     Net cash used in investing activities in the current thirty-nine week period ended September 25, 1999 was $3,160,000. This amount principally consists of additions to fixed assets of $1,396,951, software of $665,993, and other assets of $993,000. The additions to fixed assets and software were primarily in support of the systems conversion. The increase in other assets is due to unamortized in-store fixtures costs, which are being amortized over 36 months, and the cash value of company owned insurance policies. During the thirty-nine weeks ended September 25, 1999, $542,000 was spent on fixtures and the related amortization cost was $637,000. The cash value of company owned life insurance policies increased by $200,000. Net cash used in investing activities for the comparable prior year period amounted to $1,928,000.

     Net cash provided by financing activities in the current thirty-nine week period ended September 25, 1999 was $48,713,000. This amount principally consists of increased bank debt of $49,164,000. Net cash provided by financing activities for the prior years comparable period amounted to $31,341,000 and principally consists of increased bank debt of $31,684,000.

     The Company's backlog of orders at September 25, 1999 was approximately $109,870,000 of which $90,168,000 is scheduled to be shipped in 1999, as compared to $103,680,000 of which $74,776,000 was scheduled to be shipped in 1998. Actual sales in the fourth quarter of 1998 were $61,388,000. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 1999 sales goals.

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

     The systems that maintain and manage customer orders, inventory and production are critical to the Company's success. In the fall of 1997, systems were identified and purchased that would meet the Company's requirements and were determined to be year 2000 compliant. In the first quarter of 1998 testing began on these systems. Starting in the third quarter of 1998 and continuing into the first quarter of 1999, the process of converting data onto the new systems began. On March 28, 1999 conversion to these new systems was made. Customer orders are being received, production is being issued, inventory is being tracked and customer orders are being shipped and invoiced on the new systems. Certain inefficiencies were encountered as a result of this conversion. Currently, additional labor is required to ship customer orders. During the second quarter, significant expenses were incurred for the new systems training of warehouse personnel. While a second physical inventory was taken during April, continual cycle counts have been required to insure inventory accuracy. Progress and productivity are being measured on a daily basis and improvements are continually being made. Consultants were retained to provide recommendations to improve the efficiency of the shipping operations. -11-
     An internal team has addressed non-information technology systems, which include items such as burglar and fire alarms, copiers, elevators and various sewing equipment, and determined them to be year 2000 compliant.

     The Company has been reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The Company is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000. The Company has received verification from active suppliers that they will be year 2000 compliant.

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

     While there can be no absolute assurance that the Company will successfully address all year 2000 issues in a timely basis, the Company is operating all of its systems in year 2000 compliance based on certification by the providers. Contingency plans are in place in the event that the Company is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans include, but are not be limited to consideration of alternative sources of supply, customer communication plans and plant and business response plans.

     The Company believes the year 2000 project is substantially complete. The project will be continually monitored to react to any unforseen difficulties which may arise. In addition, there can be no assurance that customers, suppliers and service providers on whom the Company relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse affect on future operating results and financial condition.



     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from tiin the Company's SEC reports, including the report on Form 10-K for the year ended
December 26, 1998.
-12-

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

                              HAMPTON INDUSTRIES, INC.
                              Registrant


                              S/STEVEN FUCHS
                              _____________________________________
                              Steven Fuchs, President

                              S/FRANK E. SIMMS
                              _____________________________________
                              Frank E. Simms, Chief Financial Officer


                              Date:  November 12,1999
-13-










































                                  19