Form 10-K
period 2000-01-01
HAMPTON INDUSTRIES INC /NC/
filed 2000-03-29
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              Form 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended January 1, 2000
                    OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from __________________ to ___________________
     Commission file number 1-6105

                       Hampton Industries, Inc.
        (Exact name of registrant as specified in its charter)

                    North Carolina                            56-0482565
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)

     2000 Greenville Hwy., P.O. Box 614, Kinston, NC          28502-0614
       (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code:          (252)527-8011

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
          Title of each class                              which registered
Common Stock $1.00 par value per share                 American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                             YES __X__    NO _____

     On March 8, 2000, the aggregate market value of the common shares (based upon the closing prices of these shares on the American Stock Exchange) of Hampton Industries, Inc. held by non-affiliates was approximately $8,029,000.

     There were 5,553,374 shares of Common Stock outstanding as of March 8, 2000.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 are incorporated by reference into Part III.

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

(c)  Narrative Description of Business

     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East. Hampton's products are principally sold at retail under licensed and Company owned brands. Branded apparel is becoming an increasingly important part of the Company's business and is manufactured and sold under the following licenses:

LICENSE                          PRODUCT CATEGORY

Nautica for Children             Boys', girl's, and infant's apparel
Rawlings                         Men's and boys' activewear
Spalding (1)                     Men's activewear
Dickies                          Men's casual and rugged sportshirts
Justin (1)                       Men's western wear
Bugle Boy                        Men's and boys' sleepwear and robes
Joe Boxer (2)                    Boys', girls' and children's apparel
Warner Brothers                  Men's sleepwear and robes and children's
                                  robes and novelty apparel

     (1)            Initial sales occurred in 1998.
     (2)            Initial sales occurred in 1999.

     Hampton owns the following trademarks:
TRADEMARK                        PRODUCT CATEGORY
Kaynee                           Boys' and girl's school uniforms
Le Tigre                         Men's and boys' sportswear
Campus                           Men's and boys' sportswear
Flipbox                          Young men's sportswear
-1-
     Hampton designs its line of apparel, which is manufactured from various combinations of man-made and natural fibers that are readily available from a number of sources both domestically and imported. Hampton has no long-term contracts with any supplier. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured in Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The design and production specifications for imported products are provided to the manufacturers by Hampton.

     Hampton's products are sold throughout the United States, to approximately 2,570 customers including most of the country's leading national and regional retail chains and department stores. Sales are made by a nationwide sales staff of 75 salesmen, including 56 field representatives at the end of 1999. Sales offices are located in New York, and the Company's executive and administrative headquarters are in Kinston, North Carolina. As of January 1, 2000 the Company had approximately 989 full-time associates domestically and approximately
543 associates in the Caribbean. Hampton is not a party to any collective bargaining agreements, has never experienced a strike, and believes that it maintains satisfactory relationships with its associates.

     Hampton's largest customers accounted for approximately 33% and
32% of consolidated sales volume in 1999 and 1998, respectively.  J.C.Penney
Co., K-Mart and Wal-Mart Stores, Inc. are large multi-outlet retail chains who purchase a broad range of Hampton's products through a variety of their merchandising departments.  There are no contracts with either customer for continued business.  The following is a breakdown of their respective sales volume:
                                     1999       1998       1997
                                    ------     ------     ------
J.C. Penney Co.                       13%        14%        16%
K-Mart                                12%         6%         4%
Wal-Mart Stores, Inc.                  8%        12%        15%

     The following is a breakdown of sales by apparel categories:
                                      1999       1998       1997
                                     ------     ------     ------
Men's shirts and sportswear            28%        31%        34%
Boys' shirts and sportswear            31%        31%        30%
Activewear                             15%        12%         9%
Men's sleepwear                        14%        13%        12%
Ladies' sleepwear                      11%        12%        13%
Other                                   1%         1%        1%

     Sales of licensed products accounted for 55%, 41% and 31% of the consolidated sales for 1999 and the prior two years, respectively.

     The following reflects the Company's sourcing of its products:
                                      1999       1998       1997
                                     ------     ------     ------
Imports                                64%        58%        51%
Caribbean                              22%        24%        29%
Domestic                               14%        18%        20%

     All foreign purchases are contracted for in U.S. Dollars;
therefore, there is no currency risk.
-2-
     As of March 5, 2000 Hampton's backlog of orders was approximately $101,272,000 as compared to $91,666,000 on the same date in 1999. The orders are believed to be firm and are expected to be shipped during the current fiscal year.

     The apparel industry is highly competitive as to style, quality and price. Hampton competes with many other manufacturers and suppliers in each of its products.

EXECUTIVE OFFICERS OF REGISTRANT
                                                                    First year
                                                                   appointed to
Name and age             Office                                   current office
--------------------     ------------------------------------     --------------
David Fuchs (75)         Chairman and Chief Executive Officer          1975
Steven Fuchs (40)        President                                     1996
Roger M. Eichel (51)     Senior Vice President and Secretary           1993
Frank E. Simms (51)      Chief Financial Officer, Vice President of
                         Finance, and Treasurer                        1997

     Each of the above named was appointed for one year or until the election of a successor. Immediately following the Annual Meeting of Shareholders to be held on May 23, 2000, the board will elect officers for the following year term. There is no arrangement or understanding between any of the above pursuant to which they were appointed as Officers. Steven Fuchs has an employment contract that, among other things, determines compensation due to separation of employment.

     All of the Executive Officers above, except Frank Simms, are related family members. Steven Fuchs is the son of David Fuchs, and Roger Eichel is David Fuchs' son-in-law.

     David Fuchs has held his current executive position in excess of five years. Steven Fuchs was elected to his present position in January, 1996. From 1993 to January 1996, Steven Fuchs was the President of Hampton Shirt Co. (a subsidiary). Prior to 1993, he held various positions with the Company. Roger Eichel was elected to his present position in May 1993, and prior thereto, he was Secretary of the Company. Frank Simms was elected Chief Financial Officer in November 1997, Treasurer in 1999, and had previously been Vice President of Finance since May 1995. Prior to joining Hampton he was the Chief Financial Officer of Riverside Manufacturing Co. in excess of five years.

     David Fuchs, Steven Fuchs and Roger Eichel are also Directors of the Company.

ITEM 2.  PROPERTIES

     Hampton operates three domestic manufacturing plants, one manufacturing plant in the Caribbean and three domestic distribution centers. Plans have been made to close, and susequently sale, two of the domestic manufacturing plants in the first quarter of the year 2000. The Company's sales and merchandising personnel occupy a building located in New York City. Hampton's principal executive and administrative offices are located in North Carolina. All of these properties are owned by the Company. The New York office is subject to a mortgage loan. This mortgage is secured by the underlying assets, and is not guaranteed by the Company.
-3-
     The Company believes that its plants and facilities are in good repair and adequate in respect to its foreseeable needs. The machinery and equipment utilized in its facilities are considered by management to be modern and efficient.

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
                              QUARTER ENDED
        ---------------------------------------------------------------------
                     1999                               1998
        3/27    6/26    9/25    1/1        3/28     6/27     9/26     12/26
        ---------------------------------------------------------------------
High     6      5 3/8   4 1/2   3 1/2      7 1/2   6 3/16   6 13/16   6 15/16
Low    5 1/8    3 3/4   3 5/8     2        5 3/4   5 7/16   5  9/16   5  1/2

     The Company has not paid a cash dividend on its common stock since 1973. The Board of Directors declared a 10% stock dividend in 1999 and 1998. Market prices per share have been restated for all periods presented to reflect the stock dividends. The present credit agreement includes restrictive covenants which, among other things, prevent the payment of cash dividends.

 (c)  Approximate Number of Holders of Common Stock

     The number of holders of record of Hampton's Common Stock as of January 1, 2000 was approximately 276, including, as a single holder of record, brokerage firms having more than one stockholder account. -4-


ITEM 6.  SELECTED FINANCIAL DATA

                     (In thousands except per common share amounts)
YEAR ENDED:         1999*       1998        1997        1996        1995
                  --------    --------    --------    --------    --------
 Net sales        $192,561    $190,330    $163,040    $160,684    $184,593
 Net (loss)
  earnings          (4,756)      2,416       1,083       2,709      (2,164)
 Basic (loss)
  earnings per
  common share       $(.86)       $.44        $.20        $.54       $(.39)
 Diluted (loss)
  earnings per
  common share**     $(.86)       $.43        $.19        $.54       $(.39)

AT YEAR END:
  Total assets    $118,135    $ 94,321    $ 78,042    $ 74,421     $ 94,271
  Long-term debt    11,201         302       4,110       5,103        5,305
  Working capital   43,997      40,255      40,648      40,158       37,501
  Stockholders'
   equity         $ 51,585    $ 56,342    $ 53,907    $ 52,820     $ 50,111
* 53 Weeks
**Diluted earnings per share common share equivalents for 1999 and 1995 have been excluded because they are anti-dilutive.

     The Company has not paid cash dividends on its common stock since 1973. The Board of Directors declared a 10% common stock dividend in 1999 and 1998. The dividends were payable on July 2nd to stockholders of record on June 2nd of both years. Basic and diluted earnings per share and outstanding stock options have been restated for all periods presented to reflect the stock dividends.

     The Company uses the LIFO method of costing on principally all of its inventories to more fairly present the results of operations by matching current cost with current revenues. The LIFO method had the effect of decreasing the loss by $635,000 ($.11 per share) in 1999, increasing earnings by $514,500 ($.09 per share) in 1998, and decreasing earnings by $404,900 ($.07 per share) in 1997. Inventories increased in 1999 and 1998. Income realized as a result of inventory liquidation was not significant in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analyses of the consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.
-5-


Results of Operations
---------------------

     The following table summarizes the operating data (as a percent of net sales) for the periods indicated:
                                                        YEAR ENDED
                                       ----------------------------------------
                                       January 1,   December 26,   December 27,
                                         2000*          1998           1997
                                       ----------   ------------   ------------
Net sales                                100.0%        100.0%         100.0%
Cost of products sold                     75.6          76.5           77.3
                                        --------      --------       -------

Gross margin                              24.4          23.5           22.7
 Selling, general and administrative      25.8          20.2           20.8
 Equity in earnings of unconsolidated
     affiliates                             -           (0.1)          (0.1)
 Restructuring charge                      0.5            -              -
                                        --------      ---------      --------
Operating (loss) income                   (1.9)          3.4            2.0
Other (income) expense:
 Rental income - net                      (0.5)         (0.5)          (0.6)
 Other expense (income) - net              0.1            -            (0.1)
 Interest expense                          2.2           1.9            1.7
                                        --------      ---------      --------
(Loss)earnings before (benefit)
 provision for income tax                 (3.7)          2.0            1.0
Net (loss) earnings                       (2.5)%         1.3%           0.7%
                                        ========      =========      ========
* 53 Weeks

     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swim trunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

Fiscal 1999 Versus Fiscal 1998
------------------------------

     The year ending for 1999 had two distinct events that had not occurred in prior years in addition to the charge for restructuring.
The conversion to new operating and distribution systems was made at the end of March 1999. This conversion resulted in higher expenses for training and consulting along with significant inefficiencies in the distribution operations. In September 1999, Hurricane Floyd hit eastern North Carolina and essentially resulted in no shipments to customers for a period of over two weeks. This resulted in additional expenses in distribution, cancellation of orders and a significant increase in allowances.
-6-
     Net sales for 1999 increased by $2,230,000 or 1.2%. Sales of branded product increased by $29,251,000 to 55.4% of total sales in 1999 from 40.7% in 1998. Increased sales of the Spalding, Nautica, Dickies, and Kaynee Brands were the principal contributors to the increased sales volume. Non branded product sales decreased by $27,021,000.

     Gross profit increased by $2,262,000 for 1999. As a percent of sales this represented an increase of 0.9%, from 23.5% in 1998 to 24.4% in 1999. The improvement in the gross profit was due primarily to the increased sales of branded products, which generally have higher margins than non-branded products. However, gross profit was negatively impacted by an increase in allowances of approximately
$5,406,000, which was primarily due to late deliveries of product resulting from the flood and the conversion process. These two events are estimated to represent approximately $2,500,000, and $750,000 respectively.

     During September, Hurricane Floyd and the resulting flood significantly affected the Company's operations. Beginning a week prior to the arrival of the hurricane, the ports from Miami to Norfolk began to close as the hurricane neared. These closures caused delays in clearing product through customs. For the two and a half days that Kinston was directly affected by the hurricane no associates could report to work, nor could any product be shipped. Subsequently, Kinston and Eastern North Carolina were affected by the worst flooding in recorded history. For approximately one week most roads in and around Kinston were closed which impacted our associates' ability to come to work and also interrupted both receiving and shipping of product by trucking lines. It is estimated that delays in shipments amounted to approximately $10,000,000 as a direct result of the Hurricane and subsequent flooding.

     In April, The Company converted to new operating and distribution systems. This conversion caused delays in shipments to customers, which are estimated to be approximately $8,000,000. Due to inefficiencies experienced in the distribution centers as a result of the conversion, shipping expenses increased by approximately
$2,369,000 in 1999. This increase was primarily the result of additional payroll expenses and consulting fees.

     Selling, general and administrative expenses increased by $11,324,000 in 1999, including the increased shipping costs mentioned above. As a percent of sales, there was an increase from 20.2% in 1998 to 25.8% in 1999. Increases in royalty expense of $1,743,000 and advertising expenses of $775,000 were primarily due to the increase in sales of branded product. During 1999, compensation and related fringe benefits increased by approximately $2,620,000, mainly due to additional personnel needed in the conversion of the operating and distribution systems. Freight, amortization (store fixtures and software costs), and outlet store rental expenses increased by $602,000, $506,000, and $312,000 respectively in 1999.

     A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental Income - net.

     Other expense was $167,000 in 1999 as compared to income of $57,000 in 1998. This change is primarily due to a loss on the sales of assets in 1999 of $91,000 as compared to a gain of $2,000 in the prior year.
-7-
     In November of 1999, the Board of Directors of the Company approved a restructuring plan that resulted in the announcement to close two of the three current domestic sewing factories, due to an increasing shift to sales of branded product which is primarily imported. This plan also included the elimination of certain positions within the selling and administrative functions of the Company. The Restructuring charge amounted to $936,000, which includes only the direct termination benefits along with the related fringe benefits. This plan will result in the reduction of approximately 298 full time associates or 30% of the domestic work force at the end of 1999. This plan will be completed by the end of the first quarter of 2000. The two properties affected by this closure are classified as "Assets held for resale" on the Balance Sheet and are being actively marketed by Management. In addition, this plan included the decision to no longer offer for sale the ladies sleepwear product line. This product line contributed approximately $20,314,000 in net sales for 1999 and $23,686,000 in 1998. This product line was primarily private label and was the only ladies offerings by the Company.

     Interest expense increased by $686,000 from 1998. This is the result of an increased level of borrowing during the year in order to support higher levels of receivables and inventory.

     The effective tax benefit rate was 34% in 1999 as compared to an effective tax rate of 36.7% in 1998.

Fiscal 1998 Versus Fiscal 1997
------------------------------

     Net sales for 1998 increased by $27,290,000 or 16.7%. An increase of 1.9% in the average selling price per dozen is primarily reflective of a small change in product mix. Total dozens shipped increased by 14.6%. Branded product represented 40.7% of net sales in 1998 as compared to 31.2% in 1997. The increase in sales of branded product was $26,606,000 for 1998.

     Gross profit increased by $7,602,000 for 1998. As a percent of sales this represented an increase of 0.8%, from 22.7% in 1997 to 23.5% in 1998. The improvement in the gross profit was due primarily to the increased sales. Sales of branded products generally have higher margins than non-branded products. However, gross profit was negatively impacted by an increase in allowances of approximately $859,000. Late deliveries of product resulted in an increase of allowances of approximately $400,000 and the unseasonable warm weather resulted in an additional increase of approximately $275,000 to major department stores.

     Selling, general and administrative expenses increased by $4,426,000 in 1998. As a percent of sales, there was a decrease from 20.8% in 1997 to 20.2% in 1998. Increases in royalty expense of $1,223,000 and advertising expenses of $849,000 were primarily due to the increase in sales of branded product. As a result of the introduction of new brands for 1998 and planned expanded offerings in 1999, sample expense increased by $940,000 during 1998. During 1998, compensation and related fringe benefits increased by approximately $1,556,000. This was a result of the Company expanding its management team in a variety of supporting roles, and the effect of the costs related to certain individuals that were hired in 1997 who were on the payroll for the full year of 1998.

     A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental Income - net.

     Interest expense increased by $878,000 from 1997. This is the result of an increased level of borrowing during the year in order to support higher levels of receivables and inventory to support the increased sales volume.
-8-
     The effective tax rate increased to 36.7% in 1998 from 34.0% in 1997. The rate in 1997 was favorable impacted by the utilization of net operating loss carryforwards for which reserves had been previously established in 1996.

Liquidity and Capital Resources
-------------------------------

     On May 5, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, as Agent ("The Facility"). The Facility provides for a maximum line of credit of $80,000,000 which includes both direct loans and letters of credit. The initial proceeds of The Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $80,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in The Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in May 2002.

     The Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of up to .50 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the current facility amounted to $35,000,000 at January 1, 2000 as compared to $14,708,000 at the same time in 1998, under the previous facility. The increased borrowings were primarily used to finance the increased level of accounts receivable and inventories. At January 1, 2000, the Company had unused lines of credit of $5,785,000 for direct borrowing or the issuance of letter of credit. This availability is in addition to the outstanding direct borrowing of $35,000,000 and letters of credit of $16,645,000 outstanding at the end of 1999. Net working capital as of the end 1999 was $43,997,000 as compared to $38,737,000 in 1998. The working capital ratio at the end of 1999 was 1.9:1 as compared to 2.3:1 in 1998.

     At the end of December 1999, the Company was in violation of convenants related to interest coverage and total operation loss.
Waivers were received in March 2000 and the agreement was amended to reflect the expected operations for 2000.

     During 1999, the Company entered into a new collateralized mortgage loan agreement with the Chase Manhattan Bank acting as agent on the New York office building. The proceeds were used to pay off the Industrial Revenue Bond on the Kinston Facility as well as the mortgage on the New York building. The remaining proceeds were used in operating activities. The mortgage note was collateralized by building and property having a carrying value at January 1, 2000 of approximately $6,558,238 and is not guaranteed by the Company. The mortgage note has a twenty-five year amortization period, is payable monthly, is due in 2009, and has an effective interest rate of 8.45%. -9-
     During 1999, cash used in operations approximated $21,309,000, which primarily related to higher levels of inventories. In 1998, cash used by operations was approximately $5,600,000. In 1998, an increase in inventory levels and accounts receivables were the primary reasons for the use of funds.

     Additions to fixed assets, which represented normal replacement and upgrading of equipment, were approximately $287,000 funded from operations in 1999 as compared to $1,700,000 in 1998. Expenditures for software costs and related payroll activities were approximately
$1,447,000 in 1999 as compared to $2,100,000 in the prior year. The 1999 amount is comprised of $330,000 of personnel cost related to the new computer systems and $1,117,000 of software cost. In 1998, the amounts were $1,061,000 and $1,039,000 respectively. These costs will be amortized over a period of five years beginning in 1999. Capital expenditures for fixed assets in 2000 are expected to be equal to the 1999 levels while expenditures for software and related personnel costs are expected to decrease substantially. Management anticipates such expenditures will be financed from operations.

     The increase in other assets in 1999 is due to unamortized in-store fixture costs, which are being amortized over 36 months. During 1999, $1,464,000 was spent on fixtures as compared to $496,000 in 1998. Amortization of these costs was $831,000 in 1999 as compared to $731,000 in 1998. In order to provide funding for the Supplemental Retirement Plan for Key Employees, the Company began a program of purchasing life insurance policies on the lives of the participants. Beginning January 1998 the Company instituted a Nonqualified Deferred Compensation Plan for Key Executive Employees. A similar Nonqualified Deferred Compensations Plan for certain other Key Employees was started in January 1999. Both Nonqualified Plans are funded by Company owned life insurance policies. The cash surrender value of these policies was $1,218,000 at January 1, 2000.

     During 1999, the Company granted 34,950 common stock options at an average exercise price of $4.14 per option. The Board of Directors declared a 10% stock dividend, which was paid on July 2, 1999 to stockholders of record on June 2, 1999. For the fifty-three weeks ended January 1, 2000, no options have been exercised and 153,142 options were cancelled. As of January 1, 2000, 274,428 options were exercisable.

     In 1993, the Company entered into two joint ventures in Central America for the purpose of producing apparel under the Caribbean Basin Incentive program or as imports. Effective December 1, 1996, the Company purchased the 50% ownership interest of its joint venture partner in one of the ventures for $1,267,000. This entity has been consolidated since the date of acquisition. This transaction resulted in recording goodwill of $240,000, which is being amortized over 10 years. The Company continues to maintain a 50% interest in the other joint venture.

Impact of Inflation
-------------------

     General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing cost and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.
-10-
New Financial Accounting Standards
----------------------------------

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company adopted SFAS No. 130 and SFAS No. 131 in the last fiscal year. Neither standard has had a material impact on the Company.

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. As such, final results could differ from estimates or expectations due to factors such as: information currently available is preliminary and incomplete, government regulation and policies may change from that anticipated in present business decisions, business conditions in the retail environment and market prices for raw materials may change to a degree that existing plans may have to be substantially revised. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.
-11-


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
-----------------------------


To the Board of Directors and Stockholders of Hampton Industries, Inc.

We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of January 1, 2000 and
December 26, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements and the schedule referred to above, present fairly, in all material respects, the consolidated financial position of Hampton Industries, Inc. and subsidiaries as of January 1, 2000, and December 26, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

S/Deloitte & Touche LLP


March 24, 2000
New York, New York
-12-

                         HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                             January 1,       December 26,
                                                2000              1998
                                           ------------       ------------
ASSETS
Current assets:
  Cash                                     $    627,179       $    282,375
  Accounts receivable, less reserves
   for doubtful accounts and
   allowances of $4,501,000 in 1999
   and $2,389,000 in 1998.                   32,229,509         32,322,955
  Inventories (Note B)                       54,714,782         35,593,471
  Income tax receivable (Note G)              1,181,132              -
  Deferred income tax assets (Note G)         3,048,718          1,879,612
  Other current assets                          848,335            944,952
                                           ------------       ------------
    Total current assets                     92,649,655         71,023,365

Fixed assets - net (Notes C and H)           18,901,529         19,866,851
Assets held for disposal - net                1,842,389            566,849
Investments in and advances to
 unconsolidated affiliates                      711,084            761,384
Other assets (Note F)                         4,030,178          2,103,008
                                           ------------       ------------
                                           $118,134,835       $ 94,321,457
                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
   maturities of long-term debt (Note H)   $ 35,269,433       $ 18,923,100
  Uncleared checks                            2,910,146          2,110,149
  Accounts payable                            5,996,976          6,164,437
  Accrued liabilities (Note N)                4,408,307          3,570,372
  Income tax payable (Note G)                    67,480               -
                                           ------------       ------------
    Total current liabilities                48,652,342         30,768,058

Deferred income tax liabilities (Note G)      2,721,283          2,920,466
Long-term debt (Note H)                      11,201,058            302,420
Retirement plan obligations (Note J)          3,975,382          3,988,847
                                           ------------       ------------
                                             66,550,065         37,979,791
Commitments and contingencies
(Notes H,I,J,L, and M)

Stockholders' equity (Note I)
  Common stock, $1 par value -
   authorized 10,000,000 shares;
   issued 6,286,419                            6,286,418         5,715,069
  Additional paid-in capital                  39,148,350        37,220,042
  Retained earnings                           11,027,346        18,283,899
                                            ------------      ------------
                                              56,462,114        61,219,010
  Less cost of common stock held in
   treasury - 733,045 shares                   4,877,344         4,877,344
                                            ------------      ------------
    Total stockholders' equity                51,584,770        56,341,666
                                            ------------      ------------
                                            $118,134,835      $ 94,321,457
                                            ============      ============

               See notes to consolidated financial statements.

-13-

                       HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      YEAR ENDED
                                     ------------------------------------------

                                       January 1,   December 26,   December 27,
                                         2000*          1998           1997
                                     ------------   ------------   ------------
Net sales                            $192,560,527   $190,330,346   $163,040,212
Cost of products sold (Note B)        145,623,169    145,654,492    125,966,826
                                     ------------   ------------   ------------
Gross margin                           46,937,358     44,675,854     37,073,386

  Selling, general and administrative  49,711,314     38,387,710     33,962,059
  Equity in earnings of
   unconsolidated affiliates              (88,721)      (103,355)      (164,633)
  Restructuring charge (Note E)           935,627           -              -
                                     ------------   -------------  ------------
Operating (loss) income                (3,620,862)     6,391,499      3,275,960

Other (income) expense:
  Rental income:                         (923,467)      (929,210)      (935,216)
  Loss on disposal of fixed assets         90,980          1,751         64,279
  Other loss (income)- net                167,286        (56,748)      (182,853)
  Interest expense                      4,245,548      3,559,961      2,681,664
                                     ------------   -----------    ------------
                                        3,580,347      2,575,754      1,627,874
                                     ------------   ------------   ------------
(Loss) earnings before (benefit)
  provision for income tax             (7,201,209)     3,815,745      1,648,086
                                     ------------   ------------   ------------
(Benefit) provision for income
  tax (Note E)                         (2,445,000)     1,400,000        565,000
                                     ------------   ------------   ------------
Net (loss) earnings                  $ (4,756,209)  $  2,415,745   $  1,083,086
                                     ============   ============   ============

Basic (loss) earnings per common share   $(.86)          $.44           $.20
                                         ======         ======          ====
Weighted average common
 shares outstanding                    5,553,374      5,552,313       5,548,782
                                       =========      =========       =========

Diluted (loss) earnings per share**      $(.86)          $.43           $.19
                                         ======         ======          ====
Weighted average common shares
 outstanding and other potential
 common shares**                       5,553,374      5,645,724       5,619,045
                                       =========      =========       =========
*53 Weeks
**Diluted earnings per share common share equivalents for 1999 have been excluded because they are anti-dilutive.

                    See notes to consolidated financial statements.

-14-

                      HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Common Stock        Additional
                             -----------------------    paid-in      Retained
                               Shares       Amount      Capital      Earnings
                             ---------    ----------  -----------  -----------
Balance, December 28,1996    5,191,454    $5,191,454  $34,018,908  $18,486,613
 Stock options exercised           800           800        3,965
 Net earnings                                                        1,083,086
                             ---------    ----------  -----------  -----------

Balance, December 27,1997    5,192,254     5,192,254   34,022,873   19,569,699
 Stock options exercised         3,450         3,450       16,058
 Stock dividend                519,365       519,365    3,181,111   (3,701,545)
 Net earnings                                                        2,415,745
                             ---------    ----------  -----------  -----------
Balance, December 26,1998    5,715,069     5,715,069   37,220,042   18,283,899
 Stock dividend                571,349       571,349    1,928,308   (2,500,344)
 Net loss*                                                          (4,756,209)
                             ---------    ----------  -----------  -----------
Balance, January 1,2000      6,286,418    $6,286,418  $39,148,350  $11,027,346
                             =========    ==========  ===========  ===========

                                  Treasury Stock
                                     at cost                Total
                             ------------------------    Stockholder's
                              Shares         Amount         Equity
                             ---------    -----------    -----------
Balance, December 28,1996    (605,825)    $(4,877,344)   $52,819,631
 Stock options exercised                                       4,765
 Net earnings                                              1,083,086
                             ---------    -----------    -----------
Balance, December 27,1997    (605,825)     (4,877,344)    53,907,482
 Stock options exercised                                      19,508
 Stock dividend               (60,581)                        (1,069)
 Net earnings                                              2,415,745
                             ---------    -----------    -----------
Balance, December 26,1998    (666,406)     (4,877,344)    56,341,666
 Stock dividend               (66,639)                          (687)
 Net loss*                                                (4,756,209)
                             ---------    -----------    -----------
Balance, January 1,2000      (733,045)    $(4,877,344)   $51,584,770
                             =========    ===========    ===========
*53 Weeks

            See notes to consolidated financial statements

-15-

                     HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED
                                    -------------------------------------------
                                      January 1,   December 26,    December 27,
                                         2000*         1998            1997
                                    -------------  ------------    ------------
OPERATING ACTIVITIES:
Net (loss) earnings                 $ (4,756,209)  $  2,415,745    $  1,083,086
Adjustments to reconcile net
 (loss) earnings to net cash
  used in operating activities:
  Amortization                           888,338        806,538         549,555
  Depreciation                         2,513,303      2,007,424       2,210,009
  Deferred income tax                 (1,368,289)       449,206          89,207
  Reserve for doubtful
   accounts and allowances             2,113,000        192,000       1,030,000
  Retirement plan obligations            (13,465)        75,367        (111,081)
  Loss on sale of fixed assets            90,980          1,751          64,279
  Equity in earnings of
   unconsolidated affiliates             (88,721)      (103,355)       (164,633)
Change in current assets and
 current liabilities:
  Accounts receivable                 (2,019,554)    (8,201,128)     (6,376,380)
  Inventories                        (19,121,311)    (5,236,474)        391,135
  Income tax receivable               (1,181,132)          -               -
  Other current assets                    96,618       (430,649)        524,463
  Uncleared checks                       799,997        765,926         535,479
  Accounts payable                      (167,461)     1,866,552      (3,306,102)
  Accrued liabilities                    837,247       (131,711)      1,269,308
  Income taxes                            67,480        (68,346)         68,346
                                    ------------   ------------    ------------
NET CASH USED IN OPERATIONS:         (21,309,179)    (5,591,154)     (2,143,329)
                                    ------------   ------------    ------------
INVESTING ACTIVITIES:
  Additions to fixed assets             (287,076)    (1,702,924)     (1,033,327)
  Additions to software               (1,447,183)    (2,099,073)           -
  Additions to building               (1,084,231)          -           (294,684)
  Proceeds received from
   sale of fixed assets                   74,898        669,802         211,043
  Decrease in investments in
   and advances to unconsolidated
   subsidiaries                          139,020        45,126         202,963
  Increase in other assets            (2,815,508)     (236,093)     (1,201,273)
                                    ------------   ------------    ------------
NET CASH USED IN INVESTING
 ACTIVITIES:                          (5,420,080)    (3,323,162)     (2,115,278)
                                    ------------   ------------    ------------
FINANCING ACTIVITIES:
  Additions - long-term
   credit facility                    20,300,356      9,599,640       4,708,597
  Additions - mortgage                11,000,000           -               -
  Payments on debt-long-term debt     (4,226,292       (593,332)       (593,332)
  Exercise of stock options                 -            18,439           4,766
                                    ------------   ------------    ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES:                          27,074,064      9,024,747       4,120,031
                                    ------------   ------------    ------------
INCREASE (DECREASE) IN CASH              344,805        110,431        (138,576)
CASH - BEGINNING OF PERIOD               282,375        171,944         310,520
CASH - END OF PERIOD                $    627,180   $    282,375    $    171,944
                                    ============   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period
 - Interest                         $  4,032,530   $  3,222,788    $  2,480,000
                                    ============   ============    ============
 - Income tax                       $  2,122,610   $  1,248,650    $    412,390
                                    ============   ============    ============

NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Aquisition of property and
  equipment through capital lease   $    170,908   $    407,623            -
                                    ============   ============    ============
*53 Weeks
                        See notes to consolidated financial statements.

-16-
                    HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
             JANUARY 1, 2000, DECEMBER 26, 1998, AND DECEMBER 27, 1997

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     The consolidated financial statements of the Company include the accounts of all 100% owned subsidiaries. The company has an investment in H & H Corporation (a 50% owned but not controlled entity) which is accounted for on the equity method. All material intercompany profits, transactions, and balances have been eliminated.
     The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's and women's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East.

Fiscal Year
     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks, ending on the Saturday closest to December 31st. Accordingly, fiscal 1999 ended on January 1, 2000, and was comprised of 53 weeks, fiscal 1998 ended on December 26, 1998, and was comprised of 52 weeks, and fiscal 1997 ended on December 27, 1997, and was comprised of 52 weeks. All reference to years in these notes to consolidated statements represent fiscal years unless otherwise noted. The Company believes the additional week in 1999 does not materially alter the results.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany profits, transactions and balances have been eliminated.
     The Company has an investment in a 50% owned but not controlled entity which is accounted for by the equity method.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     The actual results with regards to restructuring charges could have a material unfavorable impact on the Company if the actual expenditures to implement the restructuring plan are greater than what the Company estimated when establishing the restructuring accrual.

Inventories
     Inventories are carried at the lower of cost or market value. As described in Note B, the cost of substantially all inventory is determined by the last-in, first-out (LIFO) method.
-17-
Fixed Assets
     Expenditures for buildings, equipment and improvements are capitalized and depreciated or amortized on a straight-line basis over their estimated useful lives. Estimated useful lives of assets are based upon the following ranges: land improvements, 30 years, buildings and leasehold improvements, 30 to 35 years, machinery and equipment, 3 to 15 years and furniture and fixtures, 5 to 10 years.

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

Capitalized Software Costs
     As a result of the conversion of the Company's computer systems, incremental personnel and related fringe benefit expense of those individuals directly involved in this process have been capitalized in accordance with the provisions of Statement of Position ("S.O.P.") 98-1. Such costs are capitalized as software costs along with other software purchased from third parties and are amortized over a five year period.

Evaluation of Long-Lived Assets
     Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in the years ended January 1, 2000 and December 26, 1998 resulting from the Company's evaluation.

Revenue Recognition
     Sales are recognized upon shipment of product, which is when title passes to the customer. No sales are made on consignment. All returns are required to be authorized by the Company and reserves are provided for estimated returns.

Income Taxes
     Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes".

Basic and Diluted Earnings per Common Share
     The Company adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings per share" (the "Statement"). The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. The Statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of shares outstanding for each period presented. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding plus dilutive potential common shares which will result from the exercise of stock options.
-18-

     The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive earnings per common shares:
                                                 1999        1998        1997
                                               ---------   ---------   ---------
Weighted average common shares outstanding
 used for basic earnings per share             5,553,374   5,552,313   5,548,782
Dilutive stock options**                            -         93,411      70,263
                                               ---------   ---------   ---------
Weighted average common shares outstanding
 used for dilutive earnings per share          5,553,374   5,645,724   5,619,045
                                               =========   =========   =========

**Diluted earnings per share common share equivalents for 1999 have been excluded because they are anti-dilutive

Fair Value of Financial Instruments
     For financial instruments including cash, accounts receivable and payable, accruals, notes payable - banks and current maturities of long-term debt, it was assumed that the carrying amount approximated fair value because of their short maturity.
     The carrying amount of the non-current portion of the mortgage note due through the year 2009, which bears a fixed interest rate, is also assumed to approximate its fair values.

Investments In and Advances to Unconsolidated Affiliates
     The investment in the remaining joint venture is carried on the equity basis, which approximates the Company's equity in the unconsolidated entity's underlying net book value. Advances due from the unconsolidated entity were $136,843 and $261,844 at January 1, 2000 and December 26, 1998, respectively.


B. INVENTORIES

                                      1999          1998
                                  -----------   -----------
Finished goods                    $45,696,690   $26,531,894
Work-in-process                     4,897,894     4,447,059
Piece goods                         3,292,182     3,985,135
Supplies and other                    828,016       629,383
                                  -----------   -----------
                                  $54,714,782   $35,593,471
                                  ===========   ===========

    Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Information related to the first-in, first-out (FIFO) method may be useful in comparing operating results to those of companies not on the LIFO method. On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories at January 1, 2000 and December 26, 1998 would have been approximately $57,900,000 and $39,800,000 respectively.
The LIFO valuation method had the effect of decreasing the loss by $635,000 ($.11 per share) in 1999, increasing net earnings by $514,500 ($.09 per share) in 1998, and decreasing net earnings by $404,900 ($.07 per share) in 1997. Inventories increased in 1999 and 1998. Income realized as a result of inventory liquidation was not significant in 1997.
-19-
     Inventory in transit of $10,614,000 in 1999 and $1,934,000 in 1998 are included in finished goods. The increase for 1999 is primarily due to an increase in branded sales for the spring of 2000.

C.  FIXED ASSETS

                                              1999           1998
                                         ------------    ------------
Land and land improvements               $  2,613,578    $  2,613,578
Buildings and leasehold improvements       23,398,798      22,823,241
Machinery and equipment                    12,329,815      17,944,343
Furniture and fixtures                      1,388,575       1,388,575
Capitalized software costs                  3,524,236       2,099,074
Capital leases                                578,532         407,624
                                         ------------    ------------
                                           43,833,534      47,276,435
Less accumulated depreciation and
 amortization                              24,932,005      27,409,584
                                         ------------    ------------
                                          $18,901,529     $19,866,851
                                         ============    ============

D.    ASSETS HELD FOR RESALE

     In conjunction with the restructuring plan, two factories are being actively marketed for sale. While there is no certainty regarding the consummation of real estate transactions, it is the intention of management to make every effort to insure their sale in 2000.

E.  RESTRUCTURING CHARGE

     In November of 1999, the Board of Directors of the Company approved a restructuring plan that resulted in the announcement to close two domestic sewing factories located in Warrenton, NC and Martinsville, VA, leaving one remaining factory in Washington, NC. These closures were due to an increasing shift to sales of branded product, which is primarily imported. The closure in Martinsville was completed December 1999, and the Warrenton closure was completed in March 2000. This plan also included the elimination of certain positions within the selling and administrative functions of the Company. The restructuring charge amounted to $936,000, which includes only the direct termination benefits along with the related fringe benefits. This plan will result in the reduction of approximately 298 full time associates or 30% of the domestic work force at the end of 1999. This plan will be completed by the end of the first quarter of 2000. The two properties affected by this closure are classified as "Assets held for resale" on the Balance Sheet and are being actively marketed by Management. In addition, this plan included the decision to no longer offer for sale the ladies sleepwear product line. This product line contributed approximately $20,314,000 in net sales for 1999 and $23,686,000 in 1998. This product line was primarily private label and was the only ladies offerings by the Company.
-20-

     Following is a summary of the restructuring charges and reserves for 1999:

                        Restructuring                      Restructuring
                           Charges       Cash Payments       Reserve at
                        At Inception        In 1999         Jan. 1, 2000
                        -------------    -------------     -------------
Severance and other
 employee costs          $  935,627        $  224,357        $  711,270
                        =============    =============     =============

F.    OTHER ASSETS

The following are the major components of other assets:
                                          1999           1998           1997
                                       -----------    ----------    -----------
In-store fixtures (net of accumulated
 amortization of $831,000, $731,000,
 and $470,000)                         $ 1,736,583    $ 1,103,810   $ 1,338,937
Cash surrender value of life
 insurance                               1,509,038        601,393       176,182
Deferred financing costs                   541,258        115,461          -
Other                                      243,299        282,344       872,294
                                       -----------    -----------   -----------
                                       $ 4,030,178    $ 2,103,008   $ 2,387,413
                                       ===========    ===========   ===========

G. INCOME TAXES

     Components of income tax (benefit) provision reflected in the consolidated statements of operations are as follows:
                                      1999           1998          1997
                                   -----------    -----------    ----------
Current:
     Federal                       $(1,181,132)   $   888,000    $  412,893
     State and local                   104,421         63,000        62,900
                                   -----------    -----------    ----------
                                    (1,076,711)       951,000       475,793
Deferred:
     Federal                        (1,286,955)       357,000        84,207
     State and local                   (81,334)        92,000         5,000
                                   -----------    -----------    ----------
                                    (1,368,289)       449,000        89,207
                                   -----------    -----------    ----------
                                   $(2,445,000)   $ 1,400,000    $  565,000
                                   ===========    ===========    ==========

-21-

     The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit)
provision for income tax in the consolidated statements of operations:
                                        1999           1998            1997
                                    -----------    -----------     -----------
 Income tax (benefit) expense at
  the statutory rate                $(2,448,000)   $ 1,297,000     $   560,400
(Decrease) increase resulting from:
  State and local income taxes, net
   of federal income tax                (44,000)       102,000          29,800
  Nontaxable foreign income             (30,000)       (35,000)        (56,000)
  Other, net                             77,000         36,000          30,800
                                    -----------    -----------     -----------
                                    $(2,445,000)   $ 1,400,000     $   565,000
                                    ===========    ===========     ===========

     The components of deferred taxes included in the balance sheet as of January 1, 2000 and December 26, 1998 are as follows:
                                              1999           1998
                                          -----------     ----------
Deferred income tax assets:
 Federal operating loss carryforwards     $   837,214     $      -
 Other federal carryover                      311,257            -
 State operating loss carryforwards           607,403         341,278
 Reserve for doubtful accounts                168,905          90,203
 Inventory and other                          234,590         257,394
 Deferred compensation                      1,106,819       1,375,014
 Restructuring charge                         238,369            -
 Trademarks and other                          62,715         143,536
                                          -----------     -----------
                                            3,567,272       2,207,425
 Valuation allowance                         (518,554)       (327,813)
                                          -----------     -----------
                                            3,048,718       1,879,612
                                          -----------     -----------
Deferred income tax liabilities:
 Depreciation                               2,325,045       2,534,639
 Conversion costs capitalized                 396,238         385,827
                                          -----------     -----------
                                            2,721,283       2,920,466
                                          -----------     -----------
Net deferred tax liabilities              $   327,435     $(1,040,854)
                                          ===========     ===========

Net operating loss carryforwards for federal income tax purposes of
$2,800,000 expire in 2020.  Net operating loss carryforwards for state income tax purposes expire as follows:
                          Year         Amount
                         ------      -----------
                          2000       $ 2,471,810
                          2001         1,529,629
                          2002            27,419
                          2003             -
                        Thereafter     4,215,012
                                     -----------
                                     $ 8,243,870
                                     ===========

-22-
H.  LONG TERM DEBT

                                              1999           1998
                                          ------------   ------------
Long-term credit facility (i)             $ 35,008,237   $ 14,707,881
Mortgage lease obligations (ii)                  -          1,250,016
Mortgage note (iii)                         11,000,000      2,860,000
Other                                          462,254        407,623
                                          ------------   ------------
                                            46,470,491     19,225,520
Less amount due in one year                 35,269,433     18,923,100
                                          ------------   ------------
                                           $11,201,058   $    302,420
                                          ============   ============

  Annual maturities of long-term debt are as follows:
                    2000 .......... $ 35,269,433
                    2001 ..........      285,344
                    2002 ..........      311,765
                    2003 ..........      268,419
                    2004 ..........      204,134
                    Thereafter ....   10,131,396
                                    ------------
                                    $ 46,470,491
                                    ============

(i) On May 5, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, as Agent ("The Facility"). The Facility provides for a maximum line of credit of $80,000,000, which includes both direct loans and letters of credit. The initial proceeds of The Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

     Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $80,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in The Facility) or the Prime Rate, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in May 2002.

      The Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of up to .50 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the current facility amounted to $35,000,000 at January 1, 2000 as compared to $14,708,000 at the same time in 1998, under the previous facility. The increased borrowings were primarily used to finance the increased level of accounts receivable and inventories. At January 1, 2000, the Company had unused lines of credit of $5,785,000 for direct borrowing or the issuance of letter of credit. This availability is in addition to the outstanding direct borrowing of $35,000,000 and letters of credit of $16,645,000 outstanding at the end of 1999. Net working capital as of the end 1999 was $43,997,000 as compared to $38,737,000 in 1998. The working capital ratio at the end of 1999 was 1.9:1 as compared to 2.3:1 in 1998.
-23-
     At the end of December 1999, the Company was in violation of convenants related to interest coverage and total operation loss. Waivers were received in March 2000 and the agreement was amended to reflect the expected operations for 2000.

(ii) The mortgage lease obligation was paid off in 1999.

(iii) During 1999, the Company entered, through a new wholly owned subsidiary, 15 West 34th Street Corporation, into a new collateralized mortgage loan agreement through a new wholly owned subsidiary, 15 West 34th Street Corporation, with the Chase Manhattan Bank acting as agent on the New York office building. The proceeds were used to pay off the Industrial Revenue Bond on the Kinston Facility as well as the mortgage on the New York building. The remaining proceeds were used in operating activities. The mortgage note was collateralized by building and property having a carrying value at January 1, 2000 of approximately $6,558,238 and is not guaranteed by the Company. The mortgage note has a twenty-five year amortization period, is payable monthly, is due in 2009, and has an effective interest rate of 8.45%.

     At January 1, 2000, letters of credit amounting to approximately $16,645,000 were outstanding which relate to purchase commitments issued to foreign suppliers of approximately $26,215,000.


I.  STOCKHOLDERS' EQUITY

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

Common Stock
     The Board of Directors declared a 10% stock dividend in 1998 and 1999. The dividends were payable on July 2nd to stockholders of record on June 2nd of both years. Basic and diluted (loss) earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,165,230 shares of common stock. A committee designated by the Board of Directors administers the Plan. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1997, 1998 and 1999 is as follows:
-24-

                                                                   Weighted
                                     Number of   Price Range    Average Price
                                       Shares     per Share       per Share
                                     ---------   ------------   -------------
Outstanding at December 28, 1996      332,750       $3.72           $3.72
 Granted                              147,015     5.58 - 7.85        6.28
 Exercised                               (968)    6.51 - 7.75        6.97
 Canceled                              (7,260)    3.72 - 5.58        4.18
                                     ---------   -------------   ------------
Outstanding at December 27, 1997      471,537     3.72 - 7.85        4.51
 Granted                              399,905     5.99 - 6.09        6.00
 Exercised                             (4,114)        3.72           3.72
 Canceled                             (23,716)    3.72 - 7.85        4.95
                                     ---------   -------------   ------------
Outstanding at December 28, 1998      843,612     3.72 - 7.85        5.21
 Granted                               34,950     4.13 - 4.20        4.14
 Exercised                               -             -               -
 Canceled                            (153,142)    3.72 - 7.23        5.14
                                     ---------   -------------   ------------
Outstanding at January 1, 2000        725,420    $3.72 - $7.64      $5.17
                                     =========   =============   ============

Exercisable shares amounted to 274,428, as of January 1, 2000.

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the
options are exercised.   Had compensation cost for these options
been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $724,400 for the grants prior to 1998, $896,000 for the 1998 grants and $38,900 for the 1999 grants.
These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 39.3% and a 5-year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

                                      Fifty-three    Fifty-two     Fifty-two
                                      Weeks Ended   Weeks Ended   Weeks Ended
                                       January 1,   December 28,  December 27,
                                          2000          1998          1997
                                     ------------   -----------   -----------
Net (loss) income
   - as reported                     $(4,756,209)   $ 2,415,745   $ 1,083,086
                                     ============   ===========   ===========
   - pro forma                       $(4,935,885)   $ 2,253,039   $ 1,014,086
                                     ============   ===========   ===========

Net (loss) income per common share
   - as reported                        $(.86)          $.44          $.20
                                        ======          ====          ====
   - pro forma                          $(.89)          $.41          $.18
                                        ======          ====          ====
Diluted net income per common share*
   - as reported                        $(.86)          $.43          $.19
                                        ======          ====          ====
   - pro forma                          $(.89)          $.40          $.18
                                        ======          ====          ====
*Diluted earnings per share common share equivalents for 1999 have been excluded because they are anti-dilutive.

-25-
J.  PROFIT SHARING PLANS

     The Company has a Qualified Profit Sharing and Retirement Savings Plan (the "401-K Plan") that covers all associates of the Company. During 1999, 1998 and 1997, the Company made a matching contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service Code) and has set the matching contribution rate for 2000 at 40%. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Plan.

     The Company also maintains a Supplemental Retirement Plan for Key Employees (the "Supplemental Plan") to permit certain key associates to defer receipt of current compensation in order to provide retirement and death benefits on behalf of such associates. Company profit sharing credits are determined at the discretion of the Board of Directors. Amounts of profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. An annual return equal to the Moody's AAA Corporate bond rate is added to each participant deferred compensation account balance and employer profit sharing credit account balance. The Company may provide supplemental profit sharing credits to one or more active participants in the Supplemental Plan, the amount of which shall be determined by the Board of Directors in its sole and absolute discretion. The participants in this Supplemental Plan are no longer able to make salaried deferral contributions to this plan. The Company has not made supplemental profit sharing credits to this plan since 1995.

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

     Effective January 1, 1998, the Company adopted a Nonqualified Deferred Compensation Plan for Key Executives (the "Deferred Executive Plan") to permit certain key executives to defer a portion of compensation in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Executive Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 1998 the Company established a matching rate of 20% of the executives' deferrals. For 2000 and 1999, the Company has established a matching rate of 40% of the executives' deferrals. The Deferred Executive Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Executive Plan is held by the Company and commingled with its general assets. However, executives' deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Executive Plan.
-26-
      Effective January 1, 1999, the Company adopted a Nonqualified Deferred Compensation Plan for Key Employees (the "Deferred Key Plan") to permit certain key employees to defer receipt of current compensation up to a maximum of $10,000 per year for 1999, and $10,500 for 2000, in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Key Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 1999 and 2000 the Company has established a matching rate of 40% of the employees deferrals. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Key Plan is held by the Company and commingled with its general assets. However, employee deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Key Plan.

     The Company matches to the plans are as follows:
                                    1999         1998          1997
                                 ---------     ---------     ---------
401K Plan                        $ 367,400     $ 386,800     $ 362,000
Supplemental Plan                     -             -             -
Deferred Executive Key Plan         77,900        36,200          -
Deferred Key Plan                   96,100          -             -
                                 ---------     ---------     ---------
  Total                          $ 541,400     $ 423,000     $ 362,000
                                 =========     =========     =========

Interest and earnings to the plans are as follows:

                                    1999         1998          1997
                                 ---------     ---------     ---------
Supplemental Plan                $ 245,900     $ 241,300     $ 273,000
Deferred Executive Key Plan        114,600        44,500          -
Deferred Key Plan                   73,000          -             -
                                 ---------     ---------     ---------
      Total                      $ 433,500     $ 285,800     $ 273,000
                                 =========     =========     =========

-27-

K.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following table sets forth selected quarterly financial information for the fiscal years 1999 and 1998 (in thousands of dollars, except per share amounts):
                                                    NET LOSS
                                         -----------------------------
                                                     BASIC      DILUTED
                    NET        GROSS       NET        PER         PER
QUARTER ENDED      SALES       MARGIN      LOSS      SHARE       SHARE*
--------------   --------     --------   --------    -------    -------
   3-27-99       $ 36,914     $ 10,200   $  (507)     $(.09)     $(.09)
   6-26-99         30,937        8,692    (1,732)      (.31)      (.31)
   9-25-99         50,170       12,665      (792)      (.14)      (.14)
   1-01-00         74,540       15,380    (1,725)      (.31)      (.31)
                 --------     --------   --------
   Y E A R       $192,561     $ 46,937   $(4,756)
                 ========     ========   ========

                                               NET (LOSS) EARNINGS
                                         ------------------------------
                                           NET        BASIC     DILUTED
                    NET        GROSS      (LOSS)       PER        PER
QUARTER ENDED      SALES       MARGIN     INCOME      SHARE      SHARE*
--------------   --------     --------   --------    -------    -------
    3-28-98      $ 34,311     $  8,925   $  (266)      (.05)      (.05)
    6-27-98        34,177        8,518      (202)      (.04)      (.04)
    9-26-98        60,454       14,820     2,081        .37        .37
   12-26-98        61,388       12,413       803        .14        .14
                 --------     --------   --------
    Y E A R      $190,330     $ 44,676   $ 2,416
                 ========     ========   ========

*Diluted earnings per share common share equivalents for losses have been excluded because they are anti-dilutive.

L.  CONCENTRATION OF CREDIT RISK

     Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses.

     The Company's broad range of customers includes many large multi-
outlet retail chains, three of which account for a significant percentage of sales volume, as follows:
                                       1999      1998       1997
                                     ------    ------     ------
J.C. Penney Co.                        13%       14%        16%
K-Mart                                 12%        6%         4%
Wal-Mart Stores, Inc.                   8%       12%        15%

M.  LITIGATION

  The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations. -28-
N.  ACCRUED LIABLITIES

   Accrued liabilities consist of the following:
                                          1999           1998
                                       ----------     ----------
Accrued expenses                       $2,870,675     $2,473,522
Accrued payroll                           588,994        834,013
Accrued restructuring charges             711,270           -
Other                                     237,368        262,837
                                       ----------     ----------
                                       $4,408,307     $3,570,372
                                       ==========     ==========

ITEM 9.  DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None

-29-

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" on page 2 of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference. Also see information contained under the caption "Executive Officers of Registrant" on page 2 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Officers and Directors" on page 4 of the Registrant's 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     See "Voting Securities" on page 1 of the Registrant's 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Transactions with Management" on page 9 of the Registrant's 2000 Proxy Statement, which information is incorporated herein by reference.
-30-

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(A)1.  Financial Statements

     The following consolidated financial statements of Hampton
Industries, Inc. and its subsidiaries are included in Part II, Item 8:

  Independent Auditors' Report  ......................................... 12

  Consolidated balance sheets - January 1, 2000 and December 26, 1998 ... 13

  Consolidated statements of operations - years ended January 1, 2000
   December 26, 1998 and December 27, 1997 .............................. 14

  Consolidated statements of  stockholders' equity - years ended
   January 1 2000, December 26, 1998, and December 27, 1997 ............. 15

  Consolidated statements of cash flows - years ended January 1, 2000,
   December 26, 1998 and December 27, 1997 .............................. 16

  Notes to consolidated financial statements ......................... 17-30

(a)2.  Financial Statement Schedule

  Schedule II -  Valuation and qualifying accounts ...................... 32

     All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

(a)3.  Exhibits
  Exhibit No. 21 - Subsidiaries of the Company .......................... 33

(b)      Reports on Form 8-K

     None
-31-

                           HAMPTON INDUSTRIES, INC.
          SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at      Charged to      Charged to
                                 beginning       costs and         other
Description                      of period        expenses        accounts
-----------------------------    ----------      ----------      ----------
RESERVE FOR DOUBTFUL ACCOUNTS
 AND CUSTOMER ALLOWANCES:

Year ended:
 January 1, 2000                 $2,389,000      $2,302,582      $   21,331 (A)
                                 ==========      ==========      ==========

 December 26,1998                $2,304,000      $  (77,000)     $  162,000 (A)
                                 ==========      ==========      ==========

 December 27,1997                $  819,000      $1,470,531      $   57,305 (A)
                                 ==========      ==========      ==========


                                                 Balance at
                                                     end
Description                      Deductions       of period
-----------------------------    ----------      ----------
RESERVE FOR DOUBTFUL ACCOUNTS
AND CUSTOMER ALLOWANCES:

Year ended:
 Year ended January 1, 2000      $  211,913 (B)  $4,501,000
                                 ==========      ==========

 Year ended December 26, 1998    $     -    (B)  $2,389,000
                                 ==========      ==========

 Year ended December 27, 1997    $   42,836 (B)  $2,304,000
                                 ==========      ==========

NOTES:

(A)  Recoveries of accounts previously written off.
(B)  Uncollectible accounts written off.

-32-
Exhibit 21

                          HAMPTON INDUSTRIES, INC.
                                SUBSIDIARIES
                                ------------
       Name                                State of Incorporation
       --------------------------          ----------------------
       Hamptex, Inc.                       North Carolina
       IGM CORP., S.A. DE C.V.             El Salvador
       15th West 34th Street Corp          North Carolina


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

                              HAMPTON INDUSTRIES, INC.

                              S/DAVID FUCHS
                              _____________________________________
                              David Fuchs, Chairman and Director

                              S/STEVEN FUCHS
                              _____________________________________
                              Steven Fuchs, President and Director

                              S/ROGER M. EICHEL
                              _____________________________________
                              Roger M. Eichel, Senior Vice President
                              and Secretary

                              S/FRANK E. SIMMS
                              _____________________________________
                              Frank E. Simms, Chief Financial Officer,
                              Treasurer, and Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

S/SOL SCHECHTER                     S/PAUL CHUSED
_______________________________     _______________________________
Sol Schechter, March 29, 2000       Paul Chused, March 29, 2000
     (Director)

S/BARBARA HENAGAN
_______________________________
Barbara Henagan, March 29, 2000
     (Director)

     The Company's annual report to stockholders and proxy material is to be furnished to its security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.
-34-