Form 10-Q
period 2000-04-01
HAMPTON INDUSTRIES INC /NC/
filed 2000-05-12
CIK 45260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              Form 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2000

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
                                              YES  X    No
                                                 -----    -----
     As of May 12, 2000 there were 5,553,374 shares of common stock outstanding.

                        HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                          April 1,     March 27,    January 1,
                                            2000         1999          2000
                                        -----------   -----------   ----------
                                        (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash                                 $    714,048   $   182,019  $    627,179
  Accounts receivable - net              35,560,462    26,998,328    32,229,509
  Inventories                            57,348,093    45,779,074    54,714,782
  Income tax receivable                   1,181,132         -         1,181,132
  Deferred income tax assets              3,758,718       361,062     3,048,718
  Other current assets                      690,021     1,199,055       848,335
                                       ------------   -----------  ------------
    Total current assets                 99,252,474    74,519,538    92,649,655

Property, plant and equipment - net      19,323,631    20,217,326    18,901,529
Assets held for disposal - net            1,842,389       566,849     1,842,389
Investments in and advances to
 unconsolidated affiliates                  791,311       849,820       711,084
Other assets                              3,867,328     2,371,833     4,030,178
                                       ------------   -----------  ------------
                                       $125,077,133   $98,525,366  $118,134,835
                                       ============   ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - banks and current
   maturities of long-term debt        $ 44,300,576   $12,195,632  $ 35,269,433
  Uncleared Checks                        2,204,835       720,705     2,910,146
  Accounts payable                        7,574,835     7,896,148     5,996,976
  Accrued liabilities                     3,168,035     2,297,434     4,408,307
  Income taxes                                -             -            67,480
                                       ------------   -----------  ------------
Total current liabilities                57,248,281    23,109,919    48,652,342

Deferred income tax liabilities           2,721,283     1,401,916     2,721,283
Long-term debt                           11,142,127    14,302,420    11,201,058
Retirement plan obligations               3,551,752     3,876,536     3,975,382
                                       ------------   -----------  ------------
                                         74,663,443    42,690,791    66,550,065
Stockholders' equity                     50,413,690    55,834,575    51,584,770
                                       ------------   -----------  ------------
                                       $125,077,133   $98,525,366  $118,134,835
                                       ============   ===========  ============

Note: The consolidated balance sheet at January 1, 2000 has been taken from the audited financial statements and condensed.

                   See notes to consolidated financial statements.

-1-

                      HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Thirteen Weeks Ended
                                       --------------------------------
                                          April 1,            March 27,
                                            2000                 1999
                                       ------------        ------------
 Net sales                             $ 42,929,621        $ 36,913,631

 Cost of products sold                   32,228,648          26,713,606
                                       ------------        ------------
 Gross margin                            10,700,973          10,200,025
                                       ------------        ------------

 Selling, general and administrative     11,692,413          10,604,979
 Equity in earnings of unconsolidated
  affiliates                                (24,453)            (28,175)
                                       ------------        ------------
 Operating loss                            (966,987)           (376,779)
                                       ------------        ------------

 Other (income) expense:
   Rental income                           (264,873)           (266,786)
  (Gain) loss on disposal
    of fixed assets                         (45,295)             46,886
 Other expense (income)- net                 24,256             (48,925)
 Interest expense                         1,200,005             736,137
                                       ------------        ------------
                                            914,093            (467,312)
                                       ------------        ------------
 Loss before income tax benefit          (1,881,080)           (844,091)

 Income tax benefit                        (710,000)           (337,000)
                                       ------------        ------------
 Net loss                              $ (1,171,080)       $   (507,091)
                                       ============        ============

 Basic loss per common share               $(.21)              $(.09)
                                           ======              ======
 Weighted average common shares
  outstanding                            5,553,374           5,553,374
                                        ==========          ==========

 Diluted loss per share*                   $(.21)              $(.09)
                                           ======              ======
 Weighted average common shares
  outstanding and other potential
  common shares *                        5,553,374           5,553,374
                                        ==========          ==========

*Diluted loss per common share equivalents have been excluded because they are anti-dilutive.

                  See notes to consolidated financial statements


-2-

                   HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional
                              Common Stock            paid-in       Retained
                            Shares       Amount       Capital       Earnings
                          ----------   ----------   -----------   -----------
Balance January 1, 2000    6,286,419   $6,286,419   $39,148,350   $11,027,346
  Net Loss                                                         (1,171,080)
                          ----------   ----------   -----------   -----------
Balance April 1, 2000      6,286,419   $6,286,419   $39,148,350   $ 9,856,266
                          ==========   ==========   ===========   ===========
                                                       Total
                           Treasury Stock at Cost   Stockholders
                             Shares      Amount       Equity
                          ----------   ----------   -----------
Balance January 1, 2000      733,045   $4,877,344   $51,584,770
  Net Loss                                           (1,171,080)
                          ----------   ----------   -----------
Balance April 1, 2000        733,045   $4,877,344   $50,413,690
                          ==========   ==========   ===========

                   See notes to consolidated financial statements

-3-

                     HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Thirteen Weeks Ended
                                                -----------------------------
                                                  April 1,          March 27,
                                                    2000              1999
                                                ------------     ------------
OPERATING ACTIVITIES:
Net loss                                        $ (1,171,080)    $   (507,091)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Amortization                                      248,433          201,511
   Depreciation                                      608,613          496,255
   Deferred income tax                              (710,000)            -
   Reserve for doubtful accounts and
    allowances                                    (2,671,000)        (660,000)
   Retirement plan obligations                      (423,630)        (112,311)
  (Gain) loss on sale of fixed assets                (45,295)          46,886
   Equity in earnings of unconsolidated
    affiliates                                       (24,453)         (28,175)
Changes in current assets and current
 liabilities:
   Accounts receivable                              (659,953)       5,984,627
   Inventories                                    (2,633,311)     (10,185,603)
   Other current assets                              158,315         (254,103)
   Uncleared Checks                                 (705,311)      (1,389,444)
   Accounts payable                                1,577,859        1,731,711
   Accrued liabilities                            (1,240,272)      (1,237,889)
   Income taxes                                      (67,480)         (35,050)
                                                ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES             (7,758,567)      (5,948,676)
                                                ------------     ------------
INVESTING ACTIVITIES:
   Additions to fixed assets                        (607,502)        (307,366)
   Additions to software                             (18,359)        (582,448)
   Additions to building                            (410,653)         (10,000)
   Proceeds from sale of fixed assets                 51,095            6,198
   Increase in investments in and advances
    to unconsolidated affiliates                     (55,774)         (60,261)
   Increase in other assets                          (85,583)        (470,335)
                                                ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES:            (1,126,776)      (1,424,212)
                                                ------------     ------------
FINANCING ACTIVITIES:
   Additions to debt - Credit facility             9,038,274        7,420,865
   Payments on debt - Mortgage                       (38,209)        (148,333)
   Payments on debt - Long-term debt                 (27,854)           -
                                                ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:         8,972,211        7,272,532
                                                ------------     ------------
INCREASE (DECREASE) IN CASH                           86,868         (100,356)
CASH AT BEGINNING OF PERIOD                          627,179          282,375
                                                ------------     ------------
CASH AT END OF PERIOD                           $    714,048     $    182,019
                                                ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period - Interest          $    891,043     $    720,593
                                                ============     ============
                            - Income taxes      $     84,105     $     35,050
                                                ============     ============

                     See notes to consolidated financial statements.
-4-

                     HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information as of April 1, 2000 and March 27, 1999 is unaudited.)

1.  BASIS OF PRESENTATION

     The consolidated balance sheets as of April 1, 2000 and March 27, 1999 and the consolidated statements of operations and cash flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 1, 2000 and March 27, 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's January 1, 2000 Annual Report to shareholders. The results of operations for the period ended April 1, 2000 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the consolidated financial statements of March 27, 1999 to conform to classifications used at April 1, 2000.

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

     Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $80,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in The Facility) or the Prime Rate plus .75%, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in May 2002.

     The Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .50 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under the current facility amounted to $44,050,000 at April 1, 2000 as compared to $22,129,000 at the same time in 1999, under the previous facility agreement. Net working capital at April 1, 2000 was $42,004,000 as compared to $51,410,000 in 1999. The working capital ratio as of April 1, 2000 was 1.7:1 as compared to 3.2:1 at the same time in 1999.
-5-

3.  STOCKHOLDERS' EQUITY

     The Board of Directors declared a 10% stock dividend in 1999.
The dividends were payable on July 2nd to stockholders of record on June 2nd. Basic and diluted (loss) earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

4.  STOCK OPTIONS

     The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,165,230 shares of common stock. A committee designated by the Board of Directors administers the Plan. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1999 and 2000 is as follows:

                                     Number                       Weighted
                                       of       Price Range     Average Price
                                     Shares       per Share       per Share
                                     -------    -------------    -----------
Outstanding at December 26, 1998     843,612    $3.72 - $7.64       $5.21

  Granted                             34,950    $4.13 - $4.20       $4.14

  Exercised                             -           $0.00           $0.00

  Canceled                          (153,142)   $3.72 - $7.23       $5.14
                                    --------    -------------       -----

Outstanding at January 1, 2000       725,420    $3.72 - $7.64       $5.17

  Granted                             10,000        $2.44           $2.44

  Exercised                             -           $0.00           $0.00

  Canceled                           (25,773)   $3.72 - $5.99       $4.23
                                    --------    -------------      ------
Outstanding April 1, 2000            709,647    $2.44 - $7.64       $5.16
                                    ========    =============      ======

As of April 1, 2000, there were 263,538 shares exercisable

     The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year, as the options are exercised. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,659,300 for the grants prior to 1999, and $10,100 for the 2000 grants. These amounts would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 52.6% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and (loss) income per share would be as follows:

                                 Thirteen Weeks Ended    Thirteen Weeks Ended
                                    April 1, 2000           March  27,1999
                                    -------------           --------------
Net loss      - as reported         ($1,171,080)              ($507,091)
                                     ==========                ========
              - pro forma           ($1,206,413)              ($553,576)
                                     ==========                ========
Basic loss per common share
              - as reported            ($0.21)                  ($0.09)
                                        =====                    =====
              - pro forma              ($0.22)                  ($0.10)
                                        =====                    =====
Diluted loss per common share
              - as reported            ($0.21)                  ($0.09)
                                        =====                    =====
              - pro forma              ($0.22)                  ($0.10)
                                        =====                    =====

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Restructuring Charge

     In November of 1999, the Board of Directors of the Company approved a restructuring plan that resulted in the announcement to close two domestic sewing factories located in Warrenton, NC, and Martinsville, VA, leaving one remaining factory in Washington, NC. These closures were due to an increasing shift to sales of branded product, which is primarily imported. The closure in Martinsville was completed in December 1999, and the Warrenton closure was completed in March 2000. This plan also included the elimination of certain positions within the selling and administrative functions of the Company. The restructuring charge amounted to $936,000, which includes only the direct termination benefits along with the related fringe benefits. This plan resulted in the reduction of approximately 298 full time associates or 30% of the domestic work force. This plan was completed during the first quarter of 2000. The two properties affected by this closure are classified as "Assets held for resale" on the Balance Sheet and are being actively marketed by Management. In addition, this plan included the decision to no longer offer for sale the ladies sleepwear product line. This product line was primarily private label and was the only ladies offerings by the Company.

     Following is a summary of the restructuring charges and reserves:
                                                     Severance and other
                                                        Employee costs
                                                     -------------------
Restructuring charges at November 1999                      $935,627

Cash payments in 1999                                        224,357
                                                            --------
Restructuring reserves at January 1, 2000                    711,270

Cash payments in 2000                                        520,064
                                                            --------
Restructuring reserve at April 1, 2000                      $191,206
                                                            ========

Results of Operations

     The following table summarizes the operating data for the periods indicated:
                                             Thirteen Weeks Ended
                                            ----------------------
                                            April 1,    March 27,
                                              2000         1999
                                            -------      -------
Net sales                                    100.0%       100.0%
Cost of products sold                         75.1         72.4
                                            -------      -------
Gross margin                                  24.9         27.6
 Selling, general and administrative          27.2         28.7
 Equity in earnings of unconsolidated
  affiliates                                   (.1)         (.1)
                                            -------     --------
Operating loss                                (2.2)        (1.0)
Other (income) expense :
 Rental income - net                           (.6)         (.7)
(Gain) loss on disposal of fixed assets        (.1)          .1
 Other expense (income)- net                    .1          (.1)
 Interest expense                              2.8          2.0
                                            -------     --------
Loss before income tax benefit                (4.4)        (2.3)
                                            -------     --------
Net loss                                      (2.7)%       (1.4)%
                                            =======     ========



          THIRTEEN WEEKS ENDED APRIL 1, 2000 AS COMPARED TO
                THE THIRTEEN WEEKS ENDED MARCH 27,1999

     Net sales increased by $6,016,000 or 16.3% for the quarter. Sales of branded product increased by $7,181,000 to 65.9% of total sales from 57.9% of total sales in the 1999 quarter. Sales of Nautica, Joe Boxer, Dickies, and Rawlings were the principal contributors to the increased sales volume. Non branded product accounted for a sales decrease of $1,165,000 for the first quarter as compared to the prior year.

     Gross profit increased in absolute dollars by $501,000 during the quarter ended April 1, 2000. As a percent of sales, gross margin percent decreased to 24.9% from 27.6% in the prior period. A factor causing this decrease was the liquidation of excess inventory from 1999. In addition, sales returns and allowances increased by $1,535,000.

     Selling, general and administrative expenses increased by $1,087,000 or 10.3% during the quarter ended April 1, 2000, as compared to the prior year. Increases in royalty expenses of $445,000, compensation of $291,000 and amortization of $190,000 are the primary factors accounting for this increase. As a percent of sales, selling and general and administrative expenses decreased to 27.2% from 28.7% in the 1999 period.

     Operating loss before income taxes increased from $377,000 in the prior period to $967,000 for the thirteen weeks ended April 1, 2000.

     Interest expense increased by $464,000 in the current quarter principally due to higher borrowing in 2000 to support higher inventory and customer receivable levels.

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

     Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory, determined monthly, and provides for a seasonal over-advance of up to $10,000,000 within the $80,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in The Facility) or the Prime Rate plus .75%, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in May 2002.

     The Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .50 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

     Outstanding borrowings under The Facility amounted to $44,050,000 at April 1, 2000 as compared to $22,129,000 at the same time in 1999, under the previous facility. Net working capital at April 1, 2000 was $42,004,000 as compared to $51,410,000 in 1999. The working capital ratio as of April 1, 2000 was 1.7:1 as compared to 3.2:1 at the same time in 1999

     Net cash used in operating activities amounted to $7,759,000 for the thirteen week period ended April 1, 2000. Cash used in operating activities relates principally to an increase in reserve for doubtful accounts and allowances, inventories, and accrued liabilities of $2,671,000, $2,633,000 and $1,240,000 respectively. The increases were offset by declines in accounts payable of $1,578,000. Cash used in operating activities in the comparable prior-year period amounted to $5,949,000 and relates primarily to an increase in inventories of $10,186,000 which was offset by an decline in accounts receivable of $5,985,000.

     Net cash used in investing activities in the current thirteen week period ended April 1, 2000 was $1,127,000. This amount principally consists of additions to fixed assets of $1,037,000. Net cash used in investing activities for the comparable prior year period amounted to $1,424,000 which consisted principally of additions to fixed assets of $900,000.

     Net cash provided by financing activities in the current thirteen week period ended April 1, 2000 was $8,972,000. This amount principally consists of increased bank debt of $9,038,000. Net cash provided by financing activities for the prior years comparable period amounted to $7,273,000 and principally consists of increased bank debt of $7,421,000.

     The Company's backlog of orders plus shipments through May 6, 2000 was approximately $168,130,000 as compared to $146,425,000
(excluding the ladies product line for both periods) at the same time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 2000 sales goals.
-10-
     Management believes that the credit available under the Credit Facility together with the cash expected to be generated from operations, will be adequate to support the Company's operating requirements for the foreseeable future.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis include forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended January 1, 2000.

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


                              Date:  May 12, 2000
-12-