Form 10-QT
period 2000-07-01
HAMPTON INDUSTRIES INC /NC/
filed 2000-08-15
CIK 45260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(CHECK ONE): [ ]Form 10-KSB [ ]Form 20-F [ ]Form 11-K [X]Form 10-Q [ ]Form N-SAR

For Period Ended:

July 1, 2000

--------------------------------------------

/ / Transition Report on Form 10-K

/ / Transition Report on Form 20-F

/ / Transition Report on Form 11-K

/ / Transition Report on Form 10-Q

/ / Transition Report on Form N-SAR

For the Transition Period Ended:

-------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-------------------------------------------------------------------------------------------------

PART I -- REGISTRANT INFORMATION

Hampton Industries, Inc

-------------------------------------------------------------------------------------------------

(Full Name of Registrant)

N/A

-------------------------------------------------------------------------------

(Former Name if Applicable)

2000 Greenville Hwy., P.O. Box 614,

-------------------------------------------------------------------------------

(Address of Principal Executive Office (Street and Number))

Kinston, NC 28502-0614

-------------------------------------------------------------------------------

(City, State and Zip Code)

-------------------------------------------------------------------------------------------------

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[ ] (b) The subject quarterly report will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

-------------------------------------------------------------------------------------------------

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-KSB, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant has not yet obtained all information required to complete its financial statements.

-------------------------------------------------------------------------------------------------

PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Frank E. Simms	(252)	527-8011
(Name)	(Area Code)	(Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [X] Yes [ ] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The registrant expects to report net sales of $32,638,000 for the second quarter ended July 1, 2000 versus $30,937,000 in the comparable period in 1999. The registrant expects to report a net loss for the period of $4,063,000, or ($.73) per diluted share as compared to a net loss of $1,732,000 or ($.31) per diluted share, in the prior year's comparable quarter. The expected larger loss for the period is primarily due to the liquidation of excess inventories.

Hampton Industries, Inc.

----------------------------------------

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2000 By: /s/ Frank E. Simms

Frank E. Simms

Chief Financial Officer