Form 10-Q
period 2000-07-01
HAMPTON INDUSTRIES INC /NC/
filed 2000-08-21
CIK 45260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 1-6105

Hampton Industries, Inc. (Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0482565 (Exact name of registrant as specified in its Charter)

2000 Greenville Hwy, P. O. Box 614, Kinston, NC (Address of principal executive offices)	28502-0614 (ZIP Code)

Registrant's telephone number, including area code:	(252) 527-8011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1.00 par value per share	American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X No _____

As of August 21, 2000 there were 5,553,374 shares of common stock outstanding.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 1, 2000	June 26, 1999	January 1,2000
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash	$ 382,562	$ 3,163,340	$ 627,179
Accounts receivable - net	23,713,141	23,648,604	32,229,509
Inventories	67,064,099	67,514,178	54,714,782
Income tax receivable	-	-	1,181,132
Income tax assets	6,231,718	361,062	3,048,718
Other current assets	1,143,528	2,752,512	848,335
Total current assets	98,535,048	97,439,696	92,649,655

Property, plant and equipment - net	19,647,300	20,152,599	18,901,529
Assets held for disposal - net	1,635,871	566,849	1,842,389
Investments in and advances to unconsolidated affiliates	491,073	936,453	711,084
Other assets	3,560,130	2,605,103	4,030,178
	$123,869,422	$121,700,700	$118,134,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities of long-term debt	$ 45,917,681	$ 30,880,867	$ 35,269,433
Uncleared checks	2,683,416	2,672,968	2,910,146
Accounts payable	9,299,860	12,200,622	5,996,976
Accrued liabilities	2,371,356	2,250,050	4,408,307
Income taxes	-	(35,347)	67,480
Total current liabilities	60,272,313	47,969,160	48,652,342

Deferred income tax liabilities	2,721,283	1,401,916	2,721,283
Long-term debt	11,079,756	14,302,420	11,201,058
Retirement plan obligations	3,445,360	3,925,687	3,975,382
	77,518,712	67,599,183	66,550,065
Stockholders' equity	46,350,710	54,101,517	51,584,770
	$123,869,422	$121,700,700	$118,134,835

Note: The consolidated balance sheet at January 1, 2000 has been derived from the audited financial statements and condensed.
See notes to consolidated financial statements.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2000	June 26, 1999	July 1, 2000	June 26, 1999

Net sales	$32,637,747	$30,936,690	$75,567,368	$67,850,321

Cost of products sold	26,598,181	22,244,981	58,826,829	48,958,587
Gross margin	6,039,566	8,691,709	16,740,539	18,891,734

Selling, general and administrative	10,891,816	10,783,255	22,584,229	21,388,234
Equity in earnings of unconsolidated affiliates	(70,003)	(36,355)	(94,456)	(64,530)
Restructuring charge	300,000	-	300,000	-
Operating loss	(5,082,247)	(2,055,191)	(6,049,234)	(2,431,970)

Other (income) expense:
Rental income	(154,507)	(198,414)	(419,380)	(465,200)
Loss on disposal of fixed assets	162,456	36,641	117,161	83,527
Other (income) expense - net	(53,769)	29,650	(29,513)	(19,275)
Interest expense	1,524,738	842,303	2,724,743	1,578,440
	1,478,918	710,180	2,393,011	1,177,492
Loss before income tax benefit	(6,561,165)	(2,765,371)	(8,442,245)	(3,609,462)
Income tax benefit	(2,498,185)	(1,033,000)	(3,208,185)	(1,370,000)
Net loss	$(4,062,980)	$(1,732,371)	$(5,234,060)	$(2,239,462)

Basic loss per common share	$(.73)	$(.31)	$(.94)	$(.40)

Weighted average common shares outstanding	5,553,374	5,553,374	5,553,374	5,553,374

Diluted loss per share*	$(.73)	$(.31)	$(.94)	$(.40)

Weighted average common shares outstanding and other potential common shares*	5,553,374	5,553,374	5,553,374	5,553,374

*Diluted loss per common share equivalents has been excluded because they are anti-dilutive
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost		Total Stockholders' Equity

	Shares	Amount			Shares	Amount
Balance January 1, 2000	6,286,419	$6,286,419	$39,148,350	$11,027,346	733,045	$4,877,344	$51,584,770
Net loss				(5,234,060)			(5,234,060)
	------------	--------------	----------------	---------------	------------	-------------	----------------
Balance July 1, 2000	6,286,419	$6,286,419	$39,148,349	$ 5,793,286	733,045	$4,877,344	$46,350,710

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twenty-six Weeks Ended
	July 1, 2000	June 26, 1999

OPERATING ACTIVITIES:
Net loss	$ (5,234,060)	$ (2,239,462)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	515,516	424,837
Depreciation	1,286,274	1,086,833
Deferred income taxes	(3,183,000)	-
Reserve for doubtful accounts and allowances	(3,576,000)	(601,000)
Retirement plan obligations	(530,022)	(63,160)
Loss on sale of fixed assets	117,161	83,527
Equity in earnings of unconsolidated affiliates	(94,456)	(64,530)
Changes in current assets and current liabilities:
Accounts receivable	12,092,368	9,275,351
Inventories	(12,349,317)	(31,954,031)
Other current assets	885,938	(1,807,560)
Uncleared Checks	(226,730)	562,819
Accounts payable	3,302,884	6,036,185
Accrued liabilities	(2,036,951)	(1,321,009)
Income taxes	(67,480)	(35,347)
NET CASH USED IN OPERATIONS	(9,097,874)	(20,583,223)

INVESTING ACTIVITIES:
Additions to fixed assets	(1,642,633)	(771,582)
Additions to software	(116,934)	(555,979)
Additions to building	(581,854)	(135,945)
Proceeds received from sale of fixed assets	398,734	7,398
Decrease (increase) in investments in and advances to
unconsolidated affiliates	314,467	(110,539)
Increase in other assets	(45,468)	(926,932)
NET CASH USED IN INVESTING ACTIVITIES	(1,673,688)	(2,493,579)

FINANCING ACTIVITIES:
Net changes in debt - Credit facility	10,526,945	25,957,767
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,526,945	25,957,767

(DECREASE) INCREASE IN CASH	(244,617)	2,880,965
CASH AT BEGINNING OF PERIOD	627,179	282,375
CASH AT END OF PERIOD	$ 382,562	$ 3,163,340

Cash paid during the period - Interest	$ 2,438,921	$ 1,285,453
- Income taxes	$ 84,105	$ 38,284

See notes to consolidated financial statements.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of July 1, 2000 and June 26, 1999 is unaudited.)

1. BASIS OF PRESENTATION

The consolidated balance sheets as of July 1, 2000 and June 26, 1999 and the consolidated statements of operations and cash flows for the twenty-six week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 1, 2000 and June 26, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's January 1, 2000 Annual Report to shareholders. The results of operations for the period ended July 1, 2000 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the consolidated financial statements of June 26, 1999 to conform to classifications used at July 1, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for Registrant to recognize revenue. The Staff believe that revenue is realizable and earned when all of the following criteria are met:

  Persuasive evidence of an arrangement exists
  Delivery has occurred or service has been rendered
  The seller's price to the buyer is fixed or determinable, and
  Collectibility is reasonable assured

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have a material impact on these financial statements.

3. CREDIT FACILITY

On May 5, 1999, the Company entered into a new credit facility with The Chase Manhattan Bank, as Agent ("The Facility"). The Facility was amended in March of 2000. The Facility provides for a maximum line of credit of $80,000,000, which includes both direct loans and letters of credit. The initial proceeds of The Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory, and provides for a seasonal over-advance of up to $13,000,000 within the $80,000,000 maximum line of credit. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin (as defined in The Facility) or the Prime Rate plus .75%, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.I.B.I.T.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in May 2002.

The Facility contains financial covenants relating to minimum levels of net income, interest coverage, capital expenditures, leverage, and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .50 of 1% per annum on the unused portion of the total facility plus certain other administrative costs.

Outstanding borrowings under the current facility amounted to $45,786,000 at July 1, 2000 as compared to $41,000,000 at the same time in 1999. Net working capital at July 1, 2000 was $38,263,000 as compared to $49,504,000 in 1999. The working capital ratio as of July 1, 2000 was 1.6:1 as compared to 2.0:1 at the same time in 1999.

At the end of June 2000, The Company was in violation of covenants related to interest coverage and maximum leverage. The Credit Facility was amended to remedy these violations in August.

4. STOCKHOLDERS' EQUITY

The Board of Directors declared a 10% stock dividend in 1999. The dividend was payable on July 2 to stockholders of record on June 2nd. Basic and diluted loss per share has been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

5. STOCK OPTIONS

The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,165,230 shares of common stock. The Plan is administered by a committee designated by the Board of Directors. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the change in common stock options during 1999 and 2000 is as follows:

	Number of Shares	Price Range per Share	Weighted Average Price per Share
Outstanding at December 26, 1999	843,612	$3.72 - $7.64	$5.21
Granted	34,950	$4.13 - $4.20	$4.14
Exercised	0	$0.00	$0.00
Canceled	(153,142)	$3.72 -$7.23	$5.14
Outstanding at January 1, 2000	725,420	$3.72 - $7.64	$5.17
Granted	10,000	$2.44	$2.44
Exercised	0	$0.00	$0.00
Canceled	(99,333)	$3.72 - $7.64	$5.32
Outstanding July 1, 2000	636,087	$2.44 - $7.23	$5.10
As of July 1, 2000, there were 354,222 shares exercisable.

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year, as the options are exercised. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,659,300 for the grants prior to 1999, $11,000 for the 2000 grants. These amounts would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 6.7%, expected volatility of 30.9% to 52.6% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

		Twenty-six Weeks Ended July 1, 2000	Twenty-six Weeks Ended June 26, 1999
Net loss	- as reported	($5,234,060)	($2,239,462)
	- pro forma	($5,300,498)	($2,330,574)

Basic net loss per common share	- as reported	($0.94)	($0.40)
	- pro forma	($0.95)	($0.42)

Diluted net loss per common share	- as reported	($0.94)	($0.40)
	- pro forma	($0.95)	($0.42)

Common share equivalents have been excluded because they are anti-dilutive.

6. RESTRUCTURING CHARGE

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

In June 2000, the Board of Directors of the Company also approved an additional restructuring plan that included the closure of the one remaining sewing facility in Washington, NC, the consolidation of the distribution center in Martinsville, VA, and the cutting operation in Kinston, NC. This plan resulted in the reduction of approximately 197 full-time associates, or 20% of the domestic workforce. All owned and unsold facilities have been classified as "Assets held for resale" on the Balance Sheet and are being actively marketed by Management.

Following is a summary of the restructuring charges and reserves:

Severance and other Employee costs

Restructuring charges at November 1999	$935,627
Cash payments in 1999	(224,357)
Restructuring reserves at January 1, 2000	711,270
Cash payments in 2000	(553,358)
Restructuring reserve established June 2000	300,000
Restructuring reserve at July 1, 2000	$457,912

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:

PRIVATE