Form 10-Q
period 2000-09-30
HAMPTON INDUSTRIES INC /NC/
filed 2000-11-14
CIK 45260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 1-6105

Exact name of registrant as specified in its charter: Hampton Industries, Inc.
State or other jurisdiction of incorporation or organization: North Carolina
I.R.S. Employer Identification Number: 56-0482565
Address of principal executive offices: 2000 Greenville Hwy, P.O. Box 614, Kinston, NC
ZIP Code: 28502-0614
Registrant's telephone number, including area code: (252) 527-8011
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock $1.00 par value per share
Name of each exchange on which registered: American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X No _____

As November 14, 2000 there were 5,553,374 shares of common stock outstanding.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	September 25, 1999	January 1, 2000
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$ 438,328	$ 244,612	$ 627,179
Accounts receivable - net	38,218,882	38,682,753	32,229,509
Inventories	56,622,209	79,014,587	54,714,782
Income tax receivable	-	-	1,181,132
Income tax assets - deferred	6,750,718	945,513	3,048,718
Other current assets	1,125,965	2,201,062	848,335
Total current assets	103,156,102	121,088,527	92,649,655

Property, plant and equipment - net	19,635,974	20,225,545	18,901,529
Assets held for disposal - net	1,635,871	566,849	1,842,389
Investments in and advances to unconsolidated affiliates	888,407	989,175	711,084
Other assets	3,513,504	2,458,595	4,030,178
Total Assets	$ 128,829,858	$ 145,328,691	$ 118,134,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities
of long-term debt	$ 54,358,309	$ 53,636,496	$ 35,269,433
Uncleared checks	201,560	1,151,690	2,910,146
Accounts payable	7,707,003	14,688,832	5,996,976
Accrued liabilities	3,898,996	2,870,844	4,446,101
Income taxes	-	-	67,480
Total current liabilities	66,165,868	72,347,862	48,690,136

Deferred income taxes	2,721,283	1,401,916	2,721,283
Long-term debt	11,015,965	14,302,420	11,201,058
Retirement plan obligations	3,438,179	3,966,982	3,937,588
	83,341,295	92,019,180	66,550,065
Stockholders' equity	45,488,563	53,309,511	51,584,770
Total Liabilities and Stockholders' Equity	$ 128,829,858	$ 145,328,691	$ 118,134,835

Note: The consolidated balance sheet at January 1, 2000 has been derived from the audited financial statements and condensed.
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 30, 2000	Sept. 25, 1999	Sept. 30, 2000	Sept. 25, 1999
Net sales	$ 54,977,173	$ 50,169,967	$ 130,544,541	$ 118,020,288
Cost of products sold	41,256,789	37,505,415	100,083,618	86,464,002
Gross margin	13,720,384	12,664,552	30,460,923	31,556,286

Selling, general and administrative	12,253,960	12,927,361	34,838,189	34,315,595
Equity in earnings of unconsolidated affiliates	(91,587)	(45,321)	(186,043)	(109,851)
Restructuring charge	910,000	-	1,210,000	-
Operating income (loss)	648,011	(217,488)	(5,401,223)	(2,649,458)

Other (income) expense:
Rental income	(221,133)	(237,002)	(640,513)	(702,202)
Loss (gain) on disposal of fixed assets	87,590	(3,402)	204,751	80,125
Other income - net	(11,993)	(16,938)	(41,506)	(36,213)
Deferred loan closing costs	408,756	-	408,756	-
Interest expense	1,726,940	1,301,860	4,451,683	2,880,300
	1,990,160	1,044,518	4,383,171	2,222,010
Loss before income tax benefit	(1,342,149)	(1,262,006)	(9,784,394)	(4,871,468)
Income tax benefit	(480,002)	(470,000)	(3,688,187)	(1,840,000)
Net loss	$ (862,147)	$ (792,006)	$ (6,096,207)	$ (3,031,468)

Basic loss per common share	$ (0.16)	$ (0.14)	$ (1.10)	$ (0.55)
Weighted average common shares outstanding	5,553,374	5,553,374	5,553,374	5,553,374
Diluted loss per share*	$ (0.16)	$ (0.14)	$ (1.10)	$ (0.55)
Weighted average common shares outstanding and common share equivalents *	5,553,374	5,553,374	5,553,374	5,553,374
*Diluted loss per common share equivalents has been excluded because they are anti-dilutive
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in		Treasury Stock at Cost		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance: Jan. 1, 2000	6,286,419	$ 6,286,419	$ 39,148,350	$ 11,027,345	733,045	$ 4,877,344	$ 51,584,770
Net Loss	-	-	-	(6,096,207)	-	-	(6,096,207)
Balance: Sept. 30, 2000	6,286,419	$ 6,286,419	$ 39,148,350	$ 4,931,138	733,045	$ 4,877,344	$ 45,488,563

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
	Thirty-nine Weeks Ended
	September 30, 2000	September 25, 1999
OPERATING ACTIVITIES:
Net loss	$ (6,096,207)	$ (3,031,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	720,178	637,121
Depreciation	1,867,749	1,610,727
Deferred income taxes	(3,702,000)	-
Reserve for doubtful accounts and allowances	(3,719,000)	321,000
Retirement plan obligations	(537,203)	(21,865)
Gain on sale of fixed assets	204,751	80,125
Equity in earnings of unconsolidated affiliates	(186,043)	(109,851)
Changes in operating assets and operating liabilities:
Accounts receivable - net	(2,270,373)	(6,680,798)
Inventories	(1,907,427)	(43,421,116)
Other current assets	903,500	(1,803,620)
Uncleared checks	(2,708,586)	(958,459)
Accounts payable	1,710,026	8,524,395
Accrued liabilities	(509,310)	(700,215)
Income taxes	(67,480)	(36,941)
NET CASH USED IN OPERATING ACTIVITIES:	(16,297,425)	(45,590,966)

INVESTING ACTIVITIES:
Additions to fixed assets	(2,282,825)	(1,395,951)
Additions to software	(606,596)	(665,993)
Additions to building	(146,543)
Proceeds from sale of fixed assets	435,829	12,398
Decrease (increase) in investments in and advances to unconsolidated affiliates	8,720	(117,940)
Increase in other assets	(203,794)	(992,707)
NET CASH USED IN INVESTING ACTIVITIES:	(2,795,209)	(3,160,193)

FINANCING ACTIVITIES:
Net changes in debt - Credit facility	18,903,783	48,713,396
NET CASH PROVIDED BY FINANCING ACTIVITIES:	18,903,783	48,713,396

DECREASE IN CASH	(188,851)	(37,763)
CASH AT BEGINNING OF PERIOD	627,179	282,375
CASH AT END OF PERIOD	$ 438,328	$ 244,612

Cash paid during the period: -Interest	$ 3,921,376	$ 2,122,610
-Income tax	$ 101,605	$ 39,963

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2000 and September 25, 1999 is unaudited.)

1. BASIS OF PRESENTATION

The consolidated balance sheets as of September 30, 2000 and September 25, 1999 and the consolidated statements of operations and cash flows for the thirty-nine week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and September 25, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's January 1, 2000 Annual Report to shareholders. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the consolidated financial statements of September 25, 1999 to conform to classifications used at September 30, 2000.

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

3. CREDIT FACILITY

On October 31, 2000, the Company entered into a new credit facility with Fleet Capital Corporation, as Agent ("The Facility"). The Facility provides for a maximum line of credit of $65,000,000, which includes both direct loans and letters of credit. Effective December 2, 2000 the maximum borrowings will be reduced to $60,000,000. The initial proceeds of The Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin or the Base Rate (as defined in The Facility) plus the applicable margin, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.B.I.T.D.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in October 2005.

The Facility contains financial covenants relating to minimum levels of net income, interest coverage and capital expenditures and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .25% to .375%, dependent on the ratio of E.B.I.T.D.A. to interest expense, per annum on the unused portion of the total facility plus certain other administrative costs.

Outstanding borrowings under the prior facility amounted to $54,095,000 at September 30, 2000 as compared to $64,000,000 at the same time in 1999. Net working capital at September 30, 2000 was $36,990,000 as compared to $48,741,000 in 1999. The working capital ratio as of September 30, 2000 was 1.6:1 as compared to 1.7:1 at the same time in 1999.

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

	Number of Shares	Price Range per Share	Weighted Average Price per Share
Outstanding at December 26, 1998	843,612	$3.72 - $7.64	$5.21
Granted	34,950	$4.13 - $4.20	$4.14
Exercised	-	$0.00	$0.00
Canceled	(153,142)	$3.72 -$7.23	$5.14
Outstanding at January 1, 2000	725,420	$3.72 - $7.64	$5.17
Granted	20,000	$1.56 - $2.44	$2.00
Exercised	-	$0.00	$0.00
Canceled	(106,351)	$3.72 - $7.64	$5.30
Outstanding September 30, 2000	639,069	$1.56 - $7.23	$5.05
As of September 30, 2000, there were 351,076 shares exercisable.

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year, as the options are exercised. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,659,300 for the grants prior to 1999, $17,800 for the 2000 grants. These amounts would be expensed at the rate of 20% per annum over the options' vesting period. The assumptions used in the option-pricing model includes risk-free interest rates from 5.5% to 7.1%, expected volatility of 30.9% to 52.6% and a 5 year expected life. The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

Thirty-nine Weeks Ended
		September 30, 2000	September 25, 1999
Net loss	as reported	$ (6,096,207)	$ (3,031,468)
	pro forma	$ (6,200,604)	$ (3,172,374)
Basic net loss per common share	as reported	$ (1.10)	$ (0.55)
	pro forma	$ (1.12)	$ (0.57)
Diluted net loss per common share	as reported	$ (1.10)	$ (0.55)
	pro forma	$ (1.12)	$ (0.57)
Common share equivalents for have been excluded because they are anti-dilutive.

6. RESTRUCTURING CHARGES

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

In June 2000, the Board of Directors of the Company approved an additional restructuring plan that included the closure of the remaining sewing facility in Washington, NC and the cutting operation in Kinston, NC, and the consolidation of the distribution center in Martinsville. This plan resulted in the reduction of approximately 197 full-time associates, or 20% of the domestic workforce. The restructuring charge amounted to $300,000, which includes only the direct termination benefits along with the related fringe benefits. All owned and unsold facilities have been classified as "Assets held for resale" on the Balance Sheet and are being actively marketed by Management.

In September 2000, management implemented a plan to consolidate certain selling divisions and to reorganize certain administrative areas. This plan resulted in the reduction of approximately 42 full time associates, or 6% of the workforce. The restructuring charge amounted to $910,000, which includes the direct termination benefits, along with the related fringe benefits, and non-cash write-downs to realizable value of certain assets.

Following is a summary of the restructuring charges and reserves:

	November 1999	June 2000	September 2000	Total
Restructuring charges	$ 935,627	$ -	$ -	$ 935,627
Utilization	(224,357)	-	-	(224,357)
Balance January 1, 2000	711,270	-	-	711,270
Restructuring charges	-	300,000	910,000	1,210,000
Utilization	(598,108)	(267,525)	-	(865,633)
Balance September 30, 2000	$ 113,162	$ 32,475	$ 910,000	$ 1,055,637

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 30, 2000	Sept. 25, 1999	Sept. 30, 2000	Sept. 25, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.0	74.8	76.7	73.3
Gross margin	25.0	25.2	23.3	26.7
Selling, general and administrative	22.3	25.8	26.7	29.1
Equity in earnings of unconsolidated affiliates	(0.2)	(0.1)	(0.1)	(0.1)
Restructuring charge	1.7	0.0	0.9	0.0
Operating income (loss)	1.2	(0.4)	(4.1)	(2.2)
Other (income) expense:
Rental income - net	(0.4)	(0.5)	(0.5)	(0.6)
Loss on disposal of fixed assets	0.2	(0.0)	0.2	0.1
Other expense (income) - net	(0.0)	(0.0)	(0.0)	(0.0)
Deferred loan closing costs	0.7	0.0	0.3	0.0
Interest expense	3.1	2.6	3.4	2.4

Net loss before income tax benefit	(1.7)	(2.5)	(7.2)	(4.1)
Net loss	(1.6)%	(1.6)%	(4.7)%	(2.6)%

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

Net sales increased by $4,807,000 or 9.6% for the quarter. Sales of branded product increased by $9,018,000 to 73.3% of total sales from 62.4% of total sales in the 1999 quarter. Sales of Nautica, Joe Boxer, and Dickies were the principal contributors to the increased sales volume. Non-branded product accounted for a sales decrease of $4,210,000 for the third quarter as compared to the prior year.

Gross profit increased in absolute dollars by $1,056,000 during the quarter ended September 30, 2000. As a percent of sales, gross margin percent decreased to 25.0% from 25.2% in the prior period. The main factor causing this decrease was the liquidation of excess inventory from December 1999 and the liquidation of inventory of the ladies sleepwear product line that was announced in January of 2000. In addition, sales returns and allowances increased by $340,000.

Selling, general and administrative expenses decreased by $673,000 or 5.2% during the quarter ended September 30, 2000, as compared to the comparable 1999 period. As a percent of sales, it decreased to 22.3% from 25.8% for the respective periods. The decrease was primarily due to a decrease in advertising and sample expenses of $326,000 and $223,000 respectively.

Interest expense increased by $425,000 in the current quarter principally due to higher interest rates in the current year. As a result of obtaining the new Credit Facility the deferred loan closing costs of $409,000, relating to the previous facility, were expensed in the current period.

Loss before income tax benefit changed from $1,262,000 in the prior period to $1,342,000 for the thirteen weeks ending September 30, 2000.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999

Net sales increased by $12,524,000 or 10.6% for the thirty-nine weeks ended September 30, 2000 as compared to the comparable 1999 period. Sales of branded product increased by $22,220,000 from 59.0% of net sales in the prior year's period to 70.3% in the current period.

Gross profit decreased in absolute dollars by $1,095,000 or 3.5% for the thirty-nine weeks ended September 30, 2000 as compared to the comparable 1999 period. Gross margin as a percent of sales decreased from 26.7% in 1999 to 23.3% in 2000. The main factor causing this decrease was the liquidation of excess inventory from December 1999 and the liquidation of inventory of the ladies sleepwear product line that was announced in January of 2000. In addition, sales returns and allowances increased by $2,706,000.

Selling, general and administrative expenses increased by $523,000 or 1.5% during the thirty-nine weeks ended September 30, 2000 as compared to the comparable 1999 period. The increase was due primarily to an increase in royalty expense of $1,155,000. This increase was offset by decreases in sample and advertising expense of $389,000 and $223,000 respectively. As a percent of sales, it decreased from 29.1% in 1999 to 26.7% in 2000.

Interest expense increased by $1,571,000 in the thirty-nine week period principally due to higher interest rates in 2000. As a result of obtaining the new Credit Facility the deferred loan closing costs of $409,000, relating to the previous facility, were expensed in the current period.

Losses before income tax benefit changed from $4,871,000 in 1999 to $9,784,000 for the thirty-nine weeks ending September 30, 2000.

Liquidity and Capital Resources

On October 31, 2000, the Company entered into a new credit facility with Fleet Capital Corporation, as Agent ("The Facility"). The Facility provides for a maximum line of credit of $65,000,000, which includes both direct loans and letters of credit. Effective December 2, 2000 the maximum borrowings will be reduced to $60,000,000. The initial proceeds of The Facility were used to repay the outstanding indebtedness under the Company's previously existing bank line of credit.

Availability under The Facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin or the Base Rate (as defined in The Facility) plus the applicable margin, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.B.I.T.D.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility expires in October 2005.

The Facility contains financial covenants relating to minimum levels of net income, interest coverage and capital expenditures and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .25% to .375%, dependent on the ratio of E.B.I.T.D.A. to interest expense, per annum on the unused portion of the total facility plus certain other administrative costs.

Outstanding borrowings under the prior facility amounted to $54,095,000 at September 30, 2000 as compared to $64,000,000 at the same time in 1999. Net working capital at September 30, 2000 was $36,990,000 as compared to $48,741,000 in 1999. The working capital ratio as of September 30, 2000 was 1.6:1 as compared to 1.7:1 at the same time in 1999.

Net cash used in operating activities amounted to $16,297,000 for the thirty-nine week period ended September 30, 2000. Cash used in operating activities relates principally to an increase in reserve for doubtful accounts and allowances, deferred income taxes, accounts receivable and inventories of $3,719,000, $3,702,000, $2,270,000, and $1,907,000 respectively, as well as a decrease in uncleared checks of $2,709,000. Cash used in operating activities in the comparable prior-year period amounted to $45,591,000 and relates primarily to an increase in inventories of $43,421,000 and accounts receivable of $6,681,000, that was offset by an increase in accounts payable of $8,524,000.

Net cash used in investing activities in the thirty-nine week period ended September 30, 2000 was $2,795,000. This amount principally consists of additions to fixed assets and software of $2,283,000 and $607,000 respectively. Net cash used in investing activities for the comparable prior year period amounted to $3,160,000, which consisted principally of additions to fixed assets and software of $1,396,000 and $666,000, respectively.

Net cash provided by financing activities in the thirty-nine week period ended September 30, 2000 was $18,904,000. This amount principally consists of increased bank debt. Net cash provided by financing activities for the prior years comparable period amounted to $48,713,000 and principally consists of increased bank debt.

The Company's backlog of orders plus shipments through November 4, 2000 was approximately $193,340,000 as compared to $180,886,000 (excluding the ladies product line for both periods) at the same time in the prior year. Management believes that the sales to date, the order backlog and anticipated new orders will be sufficient to meet the Company's 2000 sales goals.

Management believes that the credit available under the New Credit Facility together with the cash expected to be generated from operations will be adequate to support the Company's operating requirements for the foreseeable future.

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

Frank E. Simms, Chief Executive Officer

Date: November 14, 2000