Form 10-K
period 2000-12-30
HAMPTON INDUSTRIES INC /NC/
filed 2001-04-26
CIK 45260

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 30, 2000

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to ________

Commission file number 1-605

Hampton Industries, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0482565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2000 Greenville Hwy., P.O. Box 614, Kinston, NC	28502-0614
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (252) 527-8011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock of $1.00 par value share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XNo

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

On April 16, 2001, the aggregates market value of the common shares (based upon the closing prices of these shares on the American Stock Exchange) of Hampton Industries, Inc. held by non-affiliates was approximately $2,721,000.

The number of shares of the registrant's Common Stock outstanding as of April 16, 2001 was 5,553,374.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

Hampton Industries, Inc. and its subsidiaries and divisions (herein referred to as "Hampton" or "Company") are engaged in the business of manufacturing and selling apparel. Hampton, a North Carolina Corporation, is the successor of several predecessor corporations, the first of which was incorporated in 1925 in the State of New York under the name of Hampton Shirt Company.

(b) Financial Information about Industry Segments

Hampton has been engaged in one line of business in excess of five years; reference is made to the financial statements included herein under ITEM 8. Financial Statements and Supplementary Data.

(c) Narrative Description of Business

The Company is engaged in the business of manufacturing and selling apparel and operates in one industry segment. Substantially all sales to third party customers are made to destinations in the United States. The products consist principally of men's and boys' shirts and men's sleepwear, which are produced domestically and in Central America. In addition, sport and dress shirts, sweaters, activewear, outerwear and swimtrunks, for both men and boys are imported from unaffiliated sources located primarily in the Far East. Hampton's products are principally sold at retail under licensed and Company owned brands. Branded apparel was a significant part of the Company's business and is manufactured and sold under the following licenses:

LICENSES	PRODUCT CATEGORY
Nautica for Children (1)	Boys', girl's, and infant's apparel
Rawlings	Men's activewear
Dickies (1)	Men's casual and rugged sportshirts

    Final sales will occur in 2001

DISCONTINUED LICENSES	PRODUCT CATEGORY
Spalding	Men's and boys' activewear
Justin	Men's western wear
Bugle Boy	Men's and boys' sleepwear and robes
Joe Boxer	Children's apparel
Warner Brothers	Men's sleepwear and robes, and children's robes and novelty apparel

Hampton owns the following trademarks:

TRADEMARK	PRODUCT CATEGORY
Kaynee	Boys' and girl's school uniforms
Le Tigre	Men's and boys' sportswear
Campus	Men's and boys' sportswear
Flipbox	Young men's sportswear

As of April 2, 2001 Hampton has sold the assets of its Nautica Division to Nautica Enterprises, Inc. Prior to this transaction Hampton received from Nautica a notice of default under its license agreement. In addition, Hampton has a notice of default from Williamson- Dickie Manufacturing Company for its Dickies license.

Hampton designs its line of apparel, which is manufactured from various combinations of man-made and natural fibers that are readily available from a number of sources both domestically and imported. Hampton has no long-term contracts with any supplier. The average domestic production cycle is approximately five weeks from the time the fabric is scheduled for cutting until the finished product is received at the Company's distribution centers. The production cycle for goods imported or manufactured in Central America is approximately ten weeks, while the lead time for goods imported from the Far East can be as long as six months. The Company provides the design and production specifications for imported products to the manufacturers.

Hampton's products are sold throughout the United States, to approximately 2,360 customers including most of the country's leading national and regional retail chains and department stores. Sales are made by a nationwide sales staff of 36 salesmen at the end of 2000. The Company's sales office is located in New York, and the Company's executive and administrative headquarters is in Kinston, North Carolina. As of December 30, 2000 the Company had approximately 437 full-time associates domestically and approximately 548 associates in the Caribbean. Hampton is not a party to any collective bargaining agreements, has never experienced a strike, and believes that it maintains satisfactory relationships with its associates.

Hampton's three largest customers accounted for approximately 24%, 33%, and 32% of consolidated sales volume in 2000, 1999, and 1998, respectively. K-Mart, Wal-Mart Stores, Inc. and J.C. Penney Co. are large multi-outlet retail chains who purchase a broad range of Hampton's products through a variety of their merchandising departments. There are no long-term contracts with these customers for continued business, other than purchase orders already received. The following is a breakdown of their respective sales volume for each of the last three fiscal years:

	2000	1999	1998
K-Mart	11%	12%	6%
Wal-Mart Stores, Inc.	7%	8%	12%
J.C. Penney Co.	6%	13%	14%
	24%	33%	32%

The following is a breakdown of sales by apparel categories for each of the last three fiscal years:

	2000	1999	1998
Men's shirts and sportswear	25%	28%	31%
Boys' shirts and sportswear	45%	31%	31%
Activewear	12%	15%	12%
Men's sleepwear	16%	14%	13%
Ladies' sleepwear	2%	11%	12%
Other	-	1%	1%
	100%	100%	100%

Sales of branded products accounted for 66%, 55%, and 41% of the consolidated sales for 2000 and the prior two years, respectively.

The following reflects the Company's sourcing of its products for each of the last three fiscal years:

	2000	1999	1998
Imports	62%	64%	58%
Caribbean	27%	22%	24%
Domestic	11%	14%	18%
	100%	100%	100%

All foreign purchases are contracted for in U.S. dollars; therefore, there is no currency risk.

As of April 2, 2001 Hampton's backlog of orders was approximately $86,826,000 as compared to $101,272,000 on March 5, 2000. The orders are believed to be firm and are expected to be shipped during the current fiscal year. A portion of these orders was sold to Nautica Enterprises on April 2, 2001 and would reduce this backlog of orders by $31,662,000 to $55,164,000.

The apparel industry is highly competitive as to style, quality and price. Hampton competes with many other manufacturers and suppliers in each of its products.

(d) Executive Officers of Registrant

Name and age	Office	First year appointed to current office
David Fuchs (76)	Chairman and Chief Executive Officer	1975
Steven Fuchs (41)	President	1996
Roger M. Eichel (52)	Senior Vice President and Secretary	1993
Frank E. Simms (52)	Chief Financial Officer, Vice President of Finance, and Treasurer	1997

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

David Fuchs has held his current executive position in excess of five years. Steven Fuchs was elected to his present position in January 1996. From 1993 to January 1996, Steven Fuchs was the President of Hampton Shirt Co. (a subsidiary). Prior to 1993, he held various positions with the Company. Roger Eichel was elected to his present position in May 1993, and prior thereto, he was Secretary of the Company. Frank Simms was elected Chief Financial Officer in November 1997, Treasurer in 1999, and had previously been Vice President of Finance since May 1995. Prior to joining Hampton he was the Chief Financial Officer of Riverside Manufacturing Co. in excess of five years.

David Fuchs, Steven Fuchs and Roger Eichel are also Directors of the Company.

ITEM 2. PROPERTIES

Hampton owns one manufacturing plant in the Caribbean and two domestic distribution centers. At the beginning of 2000, Hampton also owned three domestic manufacturing plants, and an additional distribution center. Plans were made to close, and subsequently sell, all four of these properties. The sale of these assets took place in the third and fourth quarters of the year 2000. The Company's sales and merchandising personnel occupy a building located in New York City. Hampton's principal executive and administrative offices are located in North Carolina. All of these properties are owned by the Company. The New York office is subject to a mortgage loan. This mortgage is secured by the underlying assets, and is not guaranteed by the Company.

As of April 3, 2001 the Company has entered into an agreement to sell the New York sales office for $15,500,000, subject to the assumption of the mortgage by the buyer. The anticipated closing is expected to occur on May 15, 2001.

The Company believes that its plant and facilities are in good repair and adequate in respect to its foreseeable needs. The machinery and equipment utilized in its facilities are considered by management to be modern and efficient.

ITEM 3. LEGAL PROCEEDINGS

There are no significant legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market

The principal market on which Hampton's Common Stock is traded is the American Stock Exchange under the symbol "HAI".

(b) Stock Price and Dividend Information

The table below presents the high and low market prices for Hampton's Common Stock.

	Quarter Ended
	04/01/00	07/01/00	09/30/00	12/30/00
High	2 13/16	2 3/8	1 15/16	1 11/16
Low	1 13/16	1 1/2	1 1/4	5/8

	Quarter Ended
	03/27/99	06/26/99	09/25/99	01/01/00
High	6	5 3/8	4 1/2	3 1/2
Low	5 1/8	3 3/4	3 5/8	2

The Company has not paid a cash dividend on its common stock since 1973. The Board of Directors declared a 10% stock dividend in 1999 and 1998. Market prices per share have been restated for all periods presented to reflect the stock dividends. The present credit agreement includes restrictive covenants, which, among other things, prevent the payment of cash dividends.

(c) Approximate Number of Holders of Common Stock

The number of holders of record of Hampton's Common Stock as December 30, 2000 was approximately 237, including, as a single holder of record, brokerage firms having more than one stockholder account.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per common share amounts)		0.001

Year Ended:	2000	1999*	1998	1997	1996
Net Sales	$ 182,440	$ 192,561	$ 190,330	$ 163,040	$ 160,684
Net (loss) earnings	$ (30,638)	$ (4,756)	$ 2,416	$ 1,083	$ 2,709
Basic (loss) earnings per common share	$ (5.52)	$ (0.86)	$ 0.44	$ 0.20	$ 0.54
Diluted (loss) earnings per common share **	$ (5.52)	$ (0.86)	$ 0.43	$ 0.19	$ 0.54

At Year End:
Total assets	$ 76,632	$ 118,135	$ 94,321	$ 78,042	$ 74,421
Long-term debt	$ 220	$ 11,201	$ 302	$ 4,110	$ 5,103
Working capital	$ 8,327	$ 43,997	$ 40,255	$ 40,648	$ 40,158
Stockholders' equity	$ 20,946	$ 51,585	$ 56,342	$ 53,907	$ 52,820
* 53 Weeks
**Potential common shares have been excluded for 2000 and 1999 because they are anti-dilutive.

The Company has not paid cash dividends on its common stock since 1973. The Board of Directors declared a 10% common stock dividend in 1999 and 1998. The dividends were payable on July 2nd of both years, to stockholders of record on June 2 nd of both years. Basic and diluted earnings per share and outstanding stock options have been restated for all periods presented to reflect the stock dividends.

The Company uses the LIFO method of costing on principally all of its inventories. The LIFO method decreased the loss by $1,314,300 ($.24 per share) in 2000 and $635,000 ($.11 per share) in 1999. The LIFO method increased earnings by $514,500 ($.09 per share) in 1998. Inventory liquidation in 2000 reduced the loss by $1,560,100 ($.28 per share). There was an increase in inventories in 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analyses of the consolidated results of operations and financial conditions should be read in conjunction with the accompanying financial statements and related notes to provide additional information concerning the Company's financial activities and conditions.

Results of Operations

The following table summarizes operating data (as a percent of net sales) for the periods indicated:

	YEAR ENDED
	December 30, 2000	January 1, 2000*	December 26, 1998

Net Sales	100.0%	100.0%	100.0%
Cost of products sold	86.7	75.6	76.5
Gross margin	13.3	24.4	23.5
Selling, general and administrative	26.2	25.8	20.2
Equity in earnings of
unconsolidated affiliates	-	-	(0.1)
Restructuring charge	0.7	0.5	-
Operating (loss) income	(13.6)	(1.9)	3.4
Other (income) expense:
Rental income - net	(0.5)	(0.5)	(0.5)
Loss on disposal of fixed assets	0.1	-	-
Other (income) expense - net	(0.1)	0.1	-
Interest Expense	3.5	2.2	1.9
(Loss) earnings before (benefit of )
provision for income taxes	(16.6)	(3.7)	2.0
Net (loss) earnings	(16.8)%	(2.5)%	1.3%
*53 Weeks

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

Fiscal 2000 Versus Fiscal 1999

Net sales for 2000 decreased by $10,121,000 or 5.3%. Sales of branded product increased by $13,719,000 to 66% of total sales in 2000 from 55.4% in 1999. The increase in sales of branded products was a result of the closeout sales mention below. Increased sales of the Nautica and Joe Boxer brands were the principal contributors to the increased sales volume. Non branded product sales decreased by $23,840,000.

During fiscal 2000, gross profit decreased by approximately $22,700,000 as compared to the previous year. As a percentage of sales this represented a decrease of 11.1%, from 24.4% in 1999 to 13.3% in 2000. This decline in the gross profit was primarily due to substantial closeout sales in the Nautica, Saylu and Joe Boxer product lines. The later two lines, Saylu and Joe Boxer, were discontinued during the current fiscal year.

Selling, general and administrative expenses decreased by $1,941,000 in 2000. These costs were 26.2% of net sales in 2000 as compared to 25.8% in 1999. This decrease was due primarily to reductions in the workforce, freight, and sample costs of $2,405,000, $548,000, and $641,000 respectively. Increases in royalty expense of $557,000 and advertising expenses of $484,000 were primarily due to the increase in sales of branded product. Amortization (store fixtures and software costs) and outlet store rental expenses increased by $245,000 and $300,000, respectively in 2000.

A portion of the Company's corporate office building in New York is leased to third parties. Operations related to this are classified as Rental income - net.

Other income was $204,000 in 2000 as compared to an expense of $167,000 in 1999. This change is primarily due to the receipt of life insurance proceeds in the year 2000.

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

In June 2000, the Board of Directors of the Company approved an additional restructuring plan that included the closure of the remaining sewing facility in Washington, NC and the cutting operation in Kinston, NC, and the consolidation of the distribution center in Martinsville. This plan resulted in the reduction of approximately 197 full-time associates, or 20% of the domestic workforce. The restructuring charge amounted to $300,000, which includes only the direct termination benefits along with the related fringe benefits. All closed facilities were sold in the third and fourth quarters of 2000.

In September 2000, management implemented a plan to consolidate certain selling divisions and to reorganize certain administrative areas. This plan resulted in the reduction of approximately 42 full time associates, or 6% of the workforce. The restructuring charge amounted to $910,000, which includes the direct termination benefits, along with the related fringe benefits, non-cash write-downs to realizable value of certain assets, and other charges.

Following is a summary of the restructuring charges and reserves:

	November 1999	June 2000	September 2000	Total
Restructuring charges	$ 935,627	$ -	$ -	$ 935,627
Paid or charged	(224,357)	-	-	(224,357)
Balance January 1, 2000	711,270	-	-	711,270
Restructuring charges	-	300,000	910,000	1,210,000
Paid or charged - Direct termination benefits
and related fringe benefits	(711,270)	(300,000)	(460,000)	(1,471,270)
Paid or charged - write-down of assets	-	-	(300,000)	(300,000)
Paid or charged - other	-	-	(150,000)	(150,000)
Balance December 30, 2000	$ -	$ -	$ -	$ -

Interest expense increased by $2,196,000 in 2000. This increase is the result of increased levels of borrowings during the year, coupled with higher interest rates.

Fiscal 1999 Versus Fiscal 1998

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

Net sales for 1999 increased by $2,230,000 or 1.2%. Sales of branded product increased by $29,251,000 to 55.4% of total sales in 1999 from 40.7% in 1998. Increased sales of the Spalding, Nautica, Dickies, and Kaynee brand were the principal contributors to the increased sales volume. Non branded product sales decreased by $27,021,000.

Gross profit increased by $2,262,000 for 1999. As a percent of sales this represented an increase of 0.9%, from 23.5% in 1998 to 24.4% in 1999. The improvement in the gross profit was due primarily to the increased sales of branded products, which generally have higher margins than non-branded products. However, gross profit was negatively impacted by an increase in allowances of approximately $5,406,000, which was primarily due to late delivery of products resulting from the flood and conversion process, and an increase in allowances associated with the increased sales of certain branded products. These events are estimated to represent approximately $2,500,000, $750,000 and $2,100,000, respectively.

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

Selling, general and administrative expenses increased by $11,324,000 in 1999, including the increased shipping costs mentioned above. As a percent of sales, there was an increase from 20.2% in 1998 to 25.8% in 1999. Increases in royalty expense of $1,743,000 and advertising expenses of $775,000 were primarily due to the increase in sales of branded product. During 1999, compensation and related fringe benefits increased by approximately $2,620,000, mainly due to additional personnel needed in the conversion of the operating and distribution systems. Freight, amortization (store fixtures and software costs), and outlet store rental expenses increased by $602,000, $506,000 and $312,000, respectively in 1999.

A portion of the Company's corporate office building in New York was leased to third parties. Operations related to this were classified as Rental income - net.

Other expense was $167,000 in 1999 as compared to income of $57,000 in 1998. This change was primarily due to a loss on the sales of assets in 1999 of $91,000, as compared to a gain of $2,000 in the prior year.

In November of 1999, the Board of Directors of the Company approved a restructuring plan that resulted in the announcement to close two of the three current domestic sewing factories due to an increasing shift to sales of branded product which were primarily imported. This plan also included the elimination of certain positions within the selling and administrative functions of the Company. The restructuring charge amounted to $936,000, which includes only the direct termination benefits along with the related fringe benefits. This plan resulted in the reduction of approximately 298 full time associates or 30% of the domestic work force at the end of 1999. This plan was completed by the end of the first quarter of 2000. The two properties affected by this closure were classified as "Assets held for disposal" on the balance sheet and were actively marketed by management. In addition, this plan included the decision to discontinue the ladies sleepwear product line. This product line contributed approximately $20,314,000 in net sales for 1999 and $23,686,000 in 1998. This product line was primarily private label and was the only ladies offerings by the Company.

Interest expense increased by $686,000 from 1998. This was the result of increased levels of borrowings during the year in order to support higher levels of receivables and inventory.

The effective tax benefit rate was 34% in 1999, as compared to an effective tax rate of 36.7% in 1998.

Liquidity and Capital Resources

On October 31, 2000, the Company entered into a new credit facility with Fleet Capital Corporation ("Fleet"), as Agent, ("the Facility"). The Facility provided for a maximum line of credit of $65,000,000, which included both direct borrowings and letters of credit. The initial proceeds of the Facility were used to repay the outstanding borrowings under the Company's previously existing bank credit facility.

Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin or the Base rate (as defined in the Facility) plus the applicable margin, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.B.I.T.D.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility originally had an expiration of October 2005.

In 2000, Fleet notified the Company that it was in default of the borrowing base limitation covenant contained in the loan agreements. Beginning in January 2001, the Company entered into a number of forbearance agreements with Fleet. The most recent forbearance agreement was amended on April 13, 2001. The total revolver commitment has been reduced to $20,000,000. The agreement allows the Company to borrow funds based on the following formula:

  the lesser of $20,000,000 or the sum of 60% of the value of eligible inventory as determined by Fleet, and 85% of the value of eligible accounts receivable as determined by Fleet

Under no circumstances can the total of direct borrowings plus outstanding letters of credit exceed the total revolver commitment. Additionally, the loan does not permit letters of credit to be issued with expiration dates beyond June 30, 2001. The current forbearance agreement expires May 25, 2001.

While the Company has successfully negotiated several extensions to the forbearance agreement in the past, there can be no assurances that Hampton will be able to continue to negotiate acceptable forbearance agreements. Furthermore, the Company has traditionally financed much of its overseas purchases by issuing letters of credit.

Outstanding borrowings amounted to $29,647,000 at December 30, 2000 as compared to $35,000,000 at the same time in 1999. Net working capital at December 30, 2000 was $8,327,000 as compared to $43,997,000 in 1999. The working capital ratio as of December 30, 2000 was 1:2 as compared to 1.9:1 at the same time in 1999. On April 6, 2001, borrowings under this agreement were $17,725,000; after accounting for various reserves placed on the account by Fleet, availability under the formula was $18,529,000, and excess availability on the line was $804,000. Borrowings on April 6, 2000 were $44,050,000.

The Facility contains financial covenants relating to minimum levels of net income, interest coverage and capital expenditures and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .25% to .375%, dependent on the ratio of E.B.I.T.D.A. to interest expense, per annum on the unused portion of the total facility plus certain other administrative costs. The Company is currently in default of the financial covenants of the Facility.

Under current conditions, the Company is not able to obtain sufficient funding from its lenders, or from any other source, in order to continue operations on more than a short-term basis. Accordingly, following the termination of the forbearance period, or the expiration thereof without extension, there is substantial doubt as to whether the Company will be able to continue as a going concern.

The Company has been unable to cure the events of default which have occurred under the Facility, and is currently unable to obtain sufficient financing from its lenders, or from any other source, to continue operations on more than a short term basis primarily due to the following factors:

  During fiscal 2000, the Company's gross profit decreased by approximately $22,700,000 as compared to the previous year. As a percentage of sales this represented a decrease of 11.1% from 24.4% in 1999 to 13.3% in 2000. The Company's total loss for fiscal 2000 was approximately $30,600,000.
  The Company remains subject to increasing competitive pressures which have had, and are likely to continue to have, a material adverse impact on its profit margins, including consolidations among retailers, a trend towards self-sourcing by large retailers, an increased level of chargebacks by, and other demands from, retailers.
  The Company has not been able to identify a business model which it believes will be profitable in light of the competitive pressures the Company currently faces, as well as the liquidity constraints the Company is currently experiencing.

At a special meeting of the Board of Directors held on April 11, 2001, in light of the foregoing factors, the Board of Directors determined that it should consider all strategic alternatives available to the Company at the present time, including a possible sale of all or some portion of the Company's assets.

In the event the Company is presented with an offer for the sale of all or some portion of its assets, the Board of Directors believes that it is essential to maximizing shareholder value that the Board of Directors be able to authorize the completion of any such sale or sales quickly, without the requirement of obtaining further shareholder approval. Accordingly, under the Sale of Assets Plan for which the Company is seeking shareholder approval, the Board of Directors will be able to approve a sale or sale of assets by the Company without the requirement of obtaining further shareholder approval.

On April 26, 2001, the Company intends to file a preliminary proxy statement with the Securities and Exchange Commission with respect to a special meeting of shareholders to consider a proposal to approve the Sale of Assets Plan. A complete description of the Sale of Assets Plan is set forth in the preliminary proxy materials as filed with the Securities and Exchange Commission.

As of April 3, 2001 the Company has entered into an agreement to sell the New York sales office for $15,500,000 subject to the assumption of the mortgage by the buyer. The anticipated closing is expected to occur on May 15, 2001. After fees, taxes and expenses the Company anticipates receiving net liquidity of $3,500,000.

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

New Financial Accounting Standards

Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000. Management expects the adoption of SFAS 133 to have no effect on the financial position, results of operations, or cash flows of the Company.

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or service has been rendered;
  The seller's price to the buyer is fixed or determinable; and
  Collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin has no effect on these financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report. These forward-looking statements include, among others, statements about the following:

  the Company's consideration of strategic alternatives;

  the sufficiency of capital to continue operations;

  the willingness of the Company's lenders to continue to forbear from exercising their right to require repayment of outstanding indebtedness;

  the Company's ability, following approval of the Sale of Assets Plan, to find qualified buyers for its assets;

  the Company's ability, after implementation of the Sale of Assets Plan, to repay its indebtedness;

  the availability of any distributions to shareholders after a sale of all or substantially all of the Company's assets;

  anticipated capital expenditures during 2001; and

  the effect of the Sale of Assets Plan on the Company's ability to retain key employees.

The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These statements can be identified from the use of the words "may," "will," "should," "expect," "plan," "intend," "anticipate," " could," "believe," "estimate," "predict," "objective," "potential," "projection," "forecast," "goal," "project," "anticipate," "target" and similar expressions.

Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements, or industry results, to differ materially from the Company's expectations of future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such difference include, but are not limited to, the following:

  the Company's ability to sell its assets;

  the willingness of the Company's lenders to continue to forbear from exercising their right to require repayment of outstanding indebtedness;

  the adverse effects on the Company's business of competitive pressures and general economic conditions;

  the availability of sufficient capital to continue operations and pay debts;

  the risk that certain creditors may require the Company to file for bankruptcy protection; and

  the risks set forth in the Company's filings with the Securities and Exchange Commission.

Although the Company believes that the expectations reflected in any forward-looking statements are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur. In addition, the Company's past results of operations do not necessarily indicate its future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to borrowing activities under the Credit Facility. The Company does not maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hampton Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Hampton Industries, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated balance sheet as of January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 1, 2000 present fairly, in all material respects, the consolidated financial position of Hampton Industries, Inc. and subsidiaries as of January 1, 2000, and the results of its operations and its cash flows for the two years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the two years in the period ended January 1, 2000, when considered in relation to the basic consolidated financial statements for such period taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the consolidated financial statements, the Company's recurring losses from operations, default of certain financial covenants and borrowing base limitations under its senior credit facility, and the Company's plan to sell all or a portion of the Company's assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express an opinion on the consolidated financial statements and the financial statement schedule for the year ended December 30, 2000.

March 28, 2001 (except with respect to Note H and O, as to which the date is April 13, 2001)
New York, New York

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 30, 2000	January 1, 2000
ASSETS
Current assets:
Cash	$ 364,727	$ 627,179
Accounts receivable, less reserves for doubtful accounts
and allowances of $1,539,505 and $4,501,000 in 2000 and
1999, respectively	26,484,257	32,229,509
Inventories	25,203,751	54,714,782
Income tax receivable	-	1,181,132
Deferred income tax assets	-	3,048,718
Other current assets	446,089	848,335
Assets held for disposal - net	7,673,282	-
Total current assets	60,172,106	92,649,655

Fixed assets - net	12,176,554	18,901,529
Assets held for disposal ' net	-	1,842,389
Investments in and advances to unconsolidated affiliates	260,235	711,084
Other assets	4,023,356	4,030,178
	$ 76,632,251	$ 118,134,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities of long-term debt	$ 40,655,668	$ 35,269,433
Uncleared checks	1,369,113	2,910,146
Accounts payable	6,441,747	5,996,976
Accrued liabilities	3,378,870	4,408,308
Income tax payable	-	67,480
Total current liabilities	51,845,398	48,652,343

Deferred income tax liabilities	-	2,721,283
Long-term debt	220,046	11,201,058
Retirement plan obligations	3,620,358	3,975,382
	55,685,802	66,550,066

Stockholders' equity
Common stock, $1 par value - authorized 10,000,000
Shares; issued 6,286,418	6,286,418	6,286,418
Additional paid-in capital	39,148,350	39,148,350
(Deficit) retained earnings	(19,610,975)	11,027,345
	25,823,793	56,462,113
Less cost of common stock held in treasury - 733,045 shares	4,877,344	4,877,344
Total stockholders' equity	20,946,449	51,584,769
	$ 76,632,251	$ 118,134,835
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED
	December 30, 2000	January 1, 2000	December 26, 1998
Net sales	$ 182,440,006	$ 192,560,527	$ 190,330,346

Cost of products sold	158,194,988	145,623,169	145,654,492
Gross margin	24,245,018	46,937,358	44,675,854

Selling, general and administrative	47,770,057	49,711,314	38,387,710
Equity in earnings of unconsolidated affiliates	(21,093)	(88,721)	(103,355)
Restructuring charge	1,210,000	935,627	-
Operating (loss) income	(24,713,946)	(3,620,862)	6,391,499

Other (income) expense:
Rental income- net	(845,310)	(923,467)	(929,210)
Loss on disposal of fixed assets	167,101	90,980	1,751
Other (income) loss - net	(203,586)	167,286	(56,748)
Interest expense	6,441,898	4,245,548	3,559,961
	5,560,103	3,580,347	2,575,754
(Loss) earnings before provision for (benefit of) income tax	(30,274,049)	(7,201,209)	3,815,745
Provision for (benefit of) income tax	364,271	(2,445,000)	1,400,000
Net (loss) earnings	$ (30,638,320)	$ (4,756,209)	$ 2,415,745

Basic (loss) earnings per common share	$ (5.52)	$ (0.86)	$ 0.44

Weighted average common shares outstanding	5,553,374	5,553,374	5,552,313

Diluted (loss) earnings per share**	$ (5.52)	$ (0.86)	$ 0.43

Weighted average common shares outstanding and other
potential common shares**	5,553,374	5,553,374	5,645,724
*53 Weeks
**Potential common shares have been excluded for 2000 and 1999 because they are anti-dilutive.

See notes to consolidated financial statements.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained			Total
	Common Stock		Additional	earnings	Treasury stock at cost		Stockholders'
	Shares	Amount	paid-in capital	(deficit)	Shares	Amount	Equity
Balance: December 27, 1997	5,192,254	$ 5,192,254	$ 34,022,873	$ 19,569,698	(605,825)	$(4,877,344)	$ 53,907,481
Stock options exercised	3,450	3,450	16,058	-	-	-	19,508
Stock dividend	519,365	519,365	3,181,111	(3,701,545)	(60,581)	-	(1,069)
Net earnings	-	-	-	2,415,746	-	-	2,415,746
Balance: December 28, 1998	5,715,069	5,715,069	37,220,042	18,283,899	(666,406)	(4,877,344)	56,341,666
Stock dividend	571,349	571,349	1,928,308	(2,500,345)	(66,639)	-	(688)
Net loss*	-	-	-	(4,756,209)	-	-	(4,756,209)
Balance: January 1, 2000	6,286,418	6,286,418	39,148,350	11,027,345	(733,045)	(4,877,344)	51,584,769
Net loss	-	-	-	(30,638,320)	-	-	(30,638,320)
Balance: December 30, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$ (19,610,975)	(733,045)	$(4,877,344)	$ 20,946,449
*53 Weeks

See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED
	December 30, 2000	January 1, 2000*	December 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (30,638,320)	$ (4,756,209)	$ 2,415,745
Adjustments to reconcile net (loss) earnings to net cash
provided by (used in) operating activities:
Amortization	936,590	888,338	806,538
Depreciation	2,477,823	2,513,303	2,007,424
Deferred income tax	327,435	(1,368,289)	449,206
Reserves for doubtful accounts and allowances	(2,764,495)	2,113,000	192,000
Retirement plan obligations	(355,024)	(13,465)	75,367
Loss on sale of fixed assets	167,101	90,980	1,751
Equity in earnings of unconsolidated affiliates	(21,093)	(88,721)	(103,355)
Changes in operating assets and operating liabilities:
Accounts receivable	8,509,747	(2,019,554)	(8,201,128)
Inventories	29,511,031	(19,121,311)	(5,236,474)
Income tax receivable	1,181,132	(1,181,132)	-
Other current assets	402,245	96,618	(430,649)
Uncleared checks	(1,541,033)	799,997	765,926
Accounts payable	444,770	(167,461)	1,866,552
Accrued liabilities	(1,029,438)	837,246	(131,711)
Income tax payable	(67,480)	67,480	(68,346)
NET CASH PROVIDED BY (USED IN) OPERATIONS:	7,540,991	(21,309,180)	(5,591,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(3,182,100)	(287,076)	(1,702,924)
Additions to software	(606,596)	(1,447,183)	(2,099,073)
Additions to building	(146,543)	(1,084,231)	-
Proceeds received from sale of fixed assets	2,184,398	74,898	669,802
Decrease in investments in and advances to
unconsolidated subsidiaries	471,942	139,020	45,126
Increase in other assets	(929,768)	(2,815,508)	(236,093)
NET CASH USED IN INVESTING ACITVITIES:	(2,208,667)	(5,420,080)	(3,323,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in debt - Credit Facility	(5,361,320)	20,300,356	9,599,640
Additions - Mortgage	-	11,000,000	-
Payments on debt - Long-term debt	(233,456)	(4,226,292)	(593,332)
Exercise of stock options	-	-	18,439
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(5,594,776)	27,074,064	9,024,747

(DECREASE) INCREASE IN CASH	(262,452)	344,804	110,431
CASH - BEGINNING OF PERIOD	627,179	282,375	171,944
CASH - END OF PERIOD	$ 364,727	$ 627,179	$ 282,375
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period
- Interest	$ 5,329,426	$ 4,032,530	$ 3,222,788
- Income tax	$ 110,354	$ 2,122,610	$ 1,248,650
NON-CASH ACTIVITIES:
Acquisition of property and equipment through capital leases	$ -	$ 170,908	$ 407,623
Reclassification of property to current asset (1)	$ 7,673,282	$ -	$ -
*53 Weeks

(1) Subsequent to year-end 2000, the Company reclassified its property located in New York from fixed assets to current assets. The net carrying value of this property was $7,673,282, and was comprised of original costs of $12,271,495 and accumulated depreciation of $5,048,213.

See notes to consolidated financial statements.

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2000; JANUARY 1, 2000; and DECEMBER 26, 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The consolidated financial statements of the Company include the accounts of all 100% owned subsidiaries. All material intercompany profits, transactions, and balances have been eliminated in consolidation.

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

Fiscal Year

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31st. Accordingly, fiscal 2000 ended on December 30, 2000, and was comprised of 52 weeks, fiscal 1999 ended on January 1, 2000, and was comprised of 53 weeks, and fiscal 1998 ended on December 26, 1998 and was comprised of 52 weeks. All reference to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. The company believes that the additional week in 1999 does not materially alter the results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany profits, transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are carried at the lower of cost or market value. As described in Note C, the cost of substantially all inventories is determined by the last-in, first-out (LIFO) method.

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

Capitalized Software Costs

As a result of the conversion of the Company's computer systems, incremental personnel and related fringe benefit expense of those individuals directly involved in this process have been capitalized in accordance with the provisions of Statement of Position ("S.O.P.") 98-1. Such costs are capitalized as software costs along with other software purchased from third parties and are amortized over a five-year period.

Evaluation of Long-lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced if the carrying value exceeds management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no write-downs of the carrying amount of long-lived assets for the year ended December 30, 2000, based on the uncertainty of the current level of operations and the Company's adoption subsequent to December 30, 2000, of the Sale of Assets Plan as discussed in Note O.

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

The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive earnings per common shares:

	2000	1999	1998
Weighted average common shares outstanding used for basic earnings per share	5,553,374	5,553,374	5,552,313
Dilutive stock options*	-	-	93,411
Weighted average common shares outstanding used for dilutive earnings per share	5,553,374	5,553,374	5,645,724

*Options to purchase 616,926 and 725,420 shares of common stock at prices ranging from $1.56 - $7.64 per share were outstanding in 2000 and 1999, respectively, but were not included at the computation of diluted earnings per share because their effect would have been anti-dilutive.

Fair Value of Financial Instruments

For financial instruments including cash, accounts receivable and payable, accruals, notes payable - banks and current maturities of long-term debt, it was assumed that the carrying amount approximated fair value because of their short maturity.

New Financial Accounting Standards

Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000. Management expects the adoption of SFAS 133 to have no effect on the financial position, results of operations, or cash flows of the Company.

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or service has been rendered;
  The seller's price to the buyer is fixed or determinable; and
  Collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin has no effect on these financial statements.

B. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred net losses of $30,600,000 and $4,800,000 for the year ended December 30, 2000 and January 1, 2000, respectively. In addition, and as further described below and elsewhere in this document the Company has at various times over these periods been in default of it's loan agreements, and as of December 30, 2000 is in default and has been operating under short term extensions of their agreement. Also, as discussed in Note O, the Board of Directors of the Company has also approved a plan to sell all or a portion of the Company's assets. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note O, the Company is not in compliance with several provisions of its senior credit facility and, because the lender has refused to waive these provisions for the year ended December 30, 2000, the balance of the loan ($29,646,917) has been classified as a current liability. Under current conditions, the Company is not able to obtain sufficient financing from its lenders, or from any other source, in order to continue operations on more than a short-term basis. As outlined in Note O of the financial statements, the Board believes that the current financial arrangement and projected cash flows from operations will not be sufficient to meet the Company's operating needs, retire debt and fund required capital needs. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

C. INVENTORIES
	2000	1999
Finished goods	$21,107,389	$45,696,690
Work-in-process	1,956,202	4,897,894
Piece goods	1,688,421	3,292,182
Supplies and other	451,739	828,016
Total	$25,203,751	$54,714,782

Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. If the FIFO method were applied to the LIFO method inventories, inventories at the end of 2000, 1999 and 1998 would increase by $1,897,400, $3,196,200 and $4,157,600, respectively.

Use of the LIFO method decreased the loss by $1,314,300 ($.24 per share) in 2000 and $635,000 ($.11 per share) in 1999. The LIFO method increased earnings by $514,500 ($.09 per share) in 1998.

In 2000, the liquidation of certain LIFO layers decreased cost of goods sold by $1,560,100 ($.28 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

Inventory in-transit of $6,307,000 and $10,614,000 in 2000 and 1999, respectively, is included in finished goods.

Shipping costs included in selling general and administrative expenses were $4,978,000, $3,986,000, and $1,616,000 in 2000, 1999, and 1998.

D. FIXED ASSETS

	2000	1999
Land and land improvements	$ 801,989	$ 2,613,578
Buildings and leasehold improvements	12,744,193	23,398,798
Machinery and equipment	10,336,905	12,329,815
Furniture and fixtures	1,305,532	1,388,575
Capitalized software costs	3,857,813	3,524,236
Capital leases	578,532	578,532
	29,624,964	43,833,534
Less accumulated depreciation and amortization	17,448,410	24,932,005
	$12,176,554	$18,901,529

On April 3, 2000, the Company entered into a contract to sell its New York office building. As a result of this pending sale, the related assets were reclassified as current assets on the balance sheet. Accordingly, as mentioned in Note H the related liabilities were also reclassified to current liabilities on the balance sheet.

In 1999 assets held for sale were $1,842,000. In 2000 the Company sold its manufacturing facilities located in Wilson, NC, Martinsville, VA, Warrenton, NC and Washington, NC, at a net loss of $44,000. These assets had previously been classified as assets held for sale. Accordingly, at year-end 2000 there were no assets held for sale.

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

In June 2000, the Board of Directors of the Company approved an additional restructuring plan that included the closure of the remaining sewing facility in Washington, NC and the cutting operation in Kinston, NC, and the consolidation of the distribution center in Martinsville. This plan resulted in the reduction of approximately 197 full-time associates, or 20% of the domestic workforce. The restructuring charge amounted to $300,000, which includes only the direct termination benefits along with the related fringe benefits. All closed facilities were sold in the third and fourth quarters of 2000.

In September 2000, management implemented a plan to consolidate certain selling divisions and to reorganize certain administrative areas. This plan resulted in the reduction of approximately 42 full time associates, or 6% of the workforce. The restructuring charge amounted to $910,000, which includes the direct termination benefits, along with the related fringe benefits, non-cash write-downs to realizable value of certain assets, and other charges.

Following is a summary of the restructuring charges and the activity through December 30, 2000:

	November 1999	June 2000	September 2000	Total
Restructuring charges	$ 935,627	$ -	$ -	$ 935,627
Paid or charged	(224,357)	-	-	(224,357)
Balance January 1, 2000	711,270	-	-	711,270
Restructuring charges	-	300,000	910,000	1,210,000
Paid or charged - Direct termination benefits
and related fringe benefits	(711,270)	(300,000)	(460,000)	(1,471,270)
Paid or charged - write-down of assets	-	-	(300,000)	(300,000)
Paid or charged - other	-	-	(150,000)	(150,000)
Balance December 30, 2000	$ -	$ -	$ -	$ -

F. OTHER ASSETS

The following are the major components of other assets:

	2000	1999
In-store fixtures (net of accumulated amortization of $898,000 and $831,000, in 2000 and 1999 respectively)
	$ 1,234,453	$ 1,736,583
Cash surrender value of life insurance	1,825,988	1,509,038
Deferred financing	788,088	541,258
Other	174,827	243,299
	$ 4,023,356	$ 4,030,178

G. INCOME TAXES

Components of income tax provision (benefit) reflected in the consolidated statements of operations are as follows:

	2000	1999	1998
Current:
Federal	$ -	$(1,181,132)	$ 888,000
State and local	36,467	104,421	63,000
	36,467	(1,076,711)	951,000
Deferred:
Federal	238,955	(1,286,955)	357,000
State and local	88,849	(81,334)	92,000
	327,804	(1,368,289)	449,000
	$ 364,271	$(2,445,000)	$1,400,000

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit) provision for income tax in the consolidated statements of operations:

	2000	1999	1998
Income tax (benefit) expense at the statutory rate	$ (10,319,000)	$(2,448,000)	$1,297,000
(Decrease) increase resulting from:
State and local income taxes, net of Federal income tax	(1,857,000)	(44,000)	102,000
Nontaxable foreign income	(7,200)	(30,000)	(35,000)
Other, net	37,090	77,000	36,000
Valuation allowance	12,510,381	-	-
	$ 364,271	$(2,445,000)	$1,400,000

The components of deferred taxes included in the balance sheets as of December 30, 2000 and January 1, 2000 are as follows:

	2000	1999
Deferred income tax assets:
Federal operating loss carryforwards	$ 11,678,918	$ 837,214
Other federal carryover	550,395	311,257
State operating loss carryforwards	2,049,056	607,403
Reserve for doubtful accounts	104,705	168,905
Inventory and other	251,339	234,590
Deferred compensation	759,834	1,106,819
Restructuring charge	-	238,369
Trademarks and other	70,376	62,715
	15,464,623	3,567,272
Valuation allowance	(13,028,935)	(518,554)
	2,435,688	3,048,718
Deferred income tax liabilities:
Depreciation	1,964,348	2,325,045
Conversion costs capitalized	471,340	396,238
	2,435,688	2,721,283
Net deferred tax assets	$ -	$ 327,435.00

Approximately $2,700,000 of the net operating loss carryforwards for federal income tax purposes expire in 2020 and $31,700,000 in 2021. Net operating loss carry forwards for state income tax purposes expire as follows:

Year	Amount
2001	$ 1,529,629
2002	36,560
2003	-
2004	3,972,324
2005 and thereafter	21,960,253
Total	$ 27,498,766

H. LONG TERM DEBT

	2000	1999
Long term credit facility (i)	$ 29,646,917	$ 35,008,237
Mortgage note (ii)	10,881,980	11,000,000
Other	346,818	462,254
Total Long Term Debt	40,875,715	46,470,491
Less amount due in one year	40,655,669	35,269,433
	$ 220,046	$ 11,201,058

Annual maturities of long term debt are as follows:

2001......	$ 40,655,669
2002.........	139,270
2003.........	80,776
Total	$ 40,875,715

(i)

On October 31, 2000, the Company entered into a new credit facility with Fleet Capital Corporation ("Fleet"), as Agent, ("the Facility"). The Facility provided for a maximum line of credit of $65,000,000, which included both direct borrowings and letters of credit. The initial proceeds of the Facility were used to repay the outstanding under the Company's previously existing bank line of credit.

Direct borrowings bear interest at the London Interbank Offered Rate plus the applicable margin or the Base rate (as defined in the Facility) plus the applicable margin, at the option of the Company. The applicable margin is determined by a ratio of adjusted E.B.I.T.D.A. to interest expense. Borrowings are collateralized by accounts receivable, inventory and general intangibles of the Company and its subsidiaries. The Facility originally had an expiration of October 2005.

In 2000, Fleet notified the Company that it was in default of the borrowing base limitation covenant contained in the loan agreements. Beginning in January 2001, the Company entered into a number of forbearance agreements with Fleet. The most recent forbearance agreement was amended on April 13, 2001. The total revolver commitment has been reduced to $20,000,000. The agreement allows the Company to borrow funds based on the following formula:
  the lesser of $20,000,000 or the sum of 60% of the value of eligible inventory as determined by Fleet and, the sum of 85% of the value of eligible accounts receivable as determined by Fleet

Under no circumstance can the total of direct borrowings plus outstanding letters of credit exceed the total revolver commitment. Additionally, the loan does not permit letters of credit to be issued with expiration dates beyond June 30, 2001. The current forbearance agreement expires May 25, 2001.

While the Company has successfully negotiated several extensions to the forbearance agreement in the past, there can be no assurances that Hampton will be able to continue to negotiate acceptable forbearance agreements. Furthermore, the Company has traditionally financed much of its overseas purchases by issuing letters of credit.

Outstanding borrowings amounted to $29,647,000 at December 30, 2000 as compared to $35,000,000 at the same time in 1999. Net working capital at December 30, 2000 was $8,327,000 as compared to $43,997,000 in 1999. The working capital ratio as of December 30, 2000 was 1:2 as compared to 1.9:1 at the same time in 1999. On April 6, 2001 borrowings under this agreement were $17,725,000; after accounting for various reserves placed on the account by Fleet, availability under the formula was $18,529,000, excess availability on the line was $804,000. Borrowings on April 6, 2000 were $44,050,000.

The Facility contains financial covenants relating to minimum levels of net income, interest coverage and capital expenditures and does not allow for the payment of cash dividends. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .25% to .375%, dependent on the ratio of E.B.I.T.D.A. to interest expense, per annum on the unused portion of the total facility plus certain other administrative costs. The Company is currently in default of the financial covenants of the Facility.

(ii)

During 1999, the Company entered, through a new wholly owned subsidiary, 15 West 34th Street Corp., into a new collateralized mortgage loan agreement, with the Chase Manhattan Bank acting as agent on the New York office building. The proceeds were used to pay off the Industrial Revenue Bond on the Kinston Facility as well as the previous mortgage on the New York building. The remaining proceeds were for operating activities. The mortgage note was collateralized by the building and property having a carrying value at December 30, 2000 of approximately $7,673,000 and is not guaranteed by the Company. The mortgage note has a twenty-five year amortization period, is payable monthly, is due in 2009, and has an effective interest rate of 8.45%.

As of April 3, 2001, the Company entered into an agreement to sell the New York sales office for $15,500,000 subject to the assumption of the mortgage by the buyer. The anticipated closing is expected to occur on May 15, 2001. The debt associated with this property was reclassified as a current liability on the balance sheet. After fees, taxes and expenses the Company anticipates receiving net liquidity of $3,500,000.

At December 30, 2000, letters of credit amounting to approximately $8,816,000 were outstanding which relate to purchase commitments issued to foreign suppliers of approximately $15,127,000.

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

The Company has a non-qualified stock option plan (the "Plan") under which there are presently reserved 1,165,230 shares of common stock. A committee designated by the Board of Directors administers the Plan. Options granted to eligible employees are exercisable in increments of 20% annually. Stock to be offered under the Plan consists of shares, whether authorized but unissued or reacquired by the Company, of common stock of the Company. The exercise price of options is equal to the fair market value on the date of each grant. The exercise price may be paid in cash, common stock of the Company, or a combination thereof. A summary of the changes in common stock options during 1998, 1999, and 2000 is as follows:

	Number of shares	Price range per share	Weighted average price per share
Outstanding at December 27, 1997	471,537	$3.72 - $7.85	$4.51
Granted	399,905	$5.99 - $6.09	$6.00
Exercised	(4,114)	$3.72	$3.72
Canceled	(23,716)	$3.72 - $7.85	$4.95
Outstanding at December 28, 1998	843,612	$3.72 - $7.64	$5.21
Granted	34,950	$4.13 - $4.20	$4.14
Exercised	-	-	-
Canceled	(153,142)	$3.72 - $7.23	$5.14
Outstanding at January 1, 2000	725,420	$3.72 - $7.64	$5.17
Granted	20,000	$1.56 - $2.44	$2.00
Exercised	-	-	-
Canceled	(128,494)	$3.72 - $7.64	$5.24
Outstanding at December 30, 2000	616,926	$1.56 - $7.23	$5.05

Exercisable shares amounted to 341,638 as of December 30, 2000.

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. All options are granted at fair market value. The weighted average values for options granted were $6.00, $4.14, and $2.00 per share for 1998, 1999 and 2000, respectively. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,620,400 for the grants prior to 1999, $38,900 for the 1999 grants and $17,800 for the 2000 grants. These amounts would be expensed at the rate of 20% per annum over the option's vesting period. The assumptions used in the option-pricing model include risk-free interest rates from 5.5% to 7.1%, expected volatility of 30.9% to 32.1% and a 5-year expected life.

The pro forma impact of following the provisions of FASB Statement 123 on the Company's operations and income per share would be as follows:

Year Ended
		December 30, 2000	January 1, 2000	December 26, 1998
Net (loss) income	- as reported	$ (30,638,320)	$ (4,756,209)	$ 2,415,745
	- pro forma	$ (30,854,413)	$ (4,935,885)	$ 2,253,039

Net (loss) income per common share	- as reported	$ (5.52)	$ (0.86)	$ 0.44
	- pro forma	$ (5.56)	$ (0.89)	$ 0.41

Diluted net (loss) income per common share*	- as reported	$ (5.52)	$ (0.86)	$ 0.43
	- pro forma	$ (5.56)	$ (0.89)	$ 0.40
**Potential common shares have been excluded for 2000 and 1999 because they are anti-dilutive.

J. PROFIT SHARING PLANS

The Company has a Qualified Profit Sharing and Retirement Savings Plan (the "401-K Plan") that covers all associates of the Company. During 2000, 1999, and 1998, the Company made a matching contribution of 40% of the deferral amount that the associates elect to make (as limited by the Internal Revenue Service Code) and has set the matching contribution rate for 2001 at 40%. The Company has the option of changing the matching contribution each year, the right to amend, modify or terminate the Plan.

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

The Supplemental Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Supplemental Plan is held by the Company and commingled with its general assets. However, in 1998, the Company purchased life insurance policies on the lives of some of the participants of which it is the beneficiary. It is the intention of the Company that distributions under the Supplemental Plan will continue to be made from general assets of the Company.

Effective January 1, 1998, the Company adopted a Nonqualified Deferred Compensation Plan for Key Executives (the "Deferred Executive Plan") to permit certain key executives to defer a portion of compensation in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Executive Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. For 2001 the Company established a matching rate of 20% of the executives' deferrals. In 2000 and 1999, the Company established a matching rate of 40% of the executives'deferrals. The Deferred Executive Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Executive Plan is held by the Company and commingled with its general assets. However, executives' deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Executive Plan. No further employee deferrals or Company contributions were permitted after February 2001 to the Deferred Executive Plan.

Effective January 1, 1999, the Company adopted a Nonqualified Deferred Compensation Plan for Key Employees (the "Deferred Key Plan") to permit certain key employees to defer receipt of current compensation up to a maximum of $10,000 per year for 1999, and $10,500 for 2000 and 2001, in order to provide retirement and death benefits on behalf of such employees. The Company may provide a matching contribution to the Deferred Key Plan. The Company may provide supplemental profit sharing credits which are determined at the discretion of the Board of Directors. Amounts of matching contributions and profit sharing credits are vested in the same manner as vesting occurs under the Company's Qualified Profit Sharing and Retirement Savings Plan. In 1999 and 2000 the Company has established a matching rate of 40% of the employees' deferrals. The Deferred Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. It is intended to be unfunded and, therefore, all compensation deferred under the Deferred Key Plan is held by the Company and commingled with its general assets. However, employee deferrals and the Company's match are deposited each month in Company owned insurance contracts. Within these contracts the employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credit. The Company has the option of changing the matching contribution each year and the right to amend, modify or terminate the Deferred Key Plan. No further employee deferrals or Company contributions were permitted after February 2001 to the Deferred Key Plan.

The Company matches to the plans are as follows:

	2000	1999	1998
401K Plan	$362,300	$367,400	$386,800
Supplemental Plan	-	-	-
Deferred Executive Key Plan	64,700	77,900	36,200
Deferred Key Plan	116,000	96,100	-
Total	$543,000	$541,400	$423,000

Interest and earnings (loss) to the plans are as follows:

	2000	1999	1998
Supplemental Plan	$ 200,100	$245,900	$241,300
Deferred Executive Key Plan	(209,000)	114,600	44,500
Deferred Key Plan	4,600	73,000	-
Total	$ 4,300	$433,500	$285,800

K. SELECTED QUARTERLY DATA (UNAUDITED)

The following table sets forth selected quarterly financial information for the fiscal years 2000 and 1999 (in thousands of dollars, except per share amounts):

					Loss
QUARTER ENDED	Net Sales	Gross Margin		Net Loss	Basic per Share	Diluted per Share*
(As orginally reported in the quarterly results for the first three quarters of fiscal 2000)
04/01/00	$ 42,930	$ 10,701		$ (1,171)	$ (0.21)	$ (0.21)
07/01/00	$ 32,637	$ 6,040		$ (4,063)	$ (0.73)	$ (0.73)
09/30/00	$ 54,977	$ 13,720		$ (862)	$ (0.16)	$ (0.16)

					Loss
QUARTER ENDED	Net Sales	Gross Margin		Net Loss	Basic per Share	Diluted per Share*
(Quarterly results as adjusted)
04/01/00	$ 42,930	$ 7,842	(1)	$ (4,030)	$ (0.73)	$ (0.73)
07/01/00	32,637	5,753	(1)	(4,350)	$ (0.78)	$ (0.78)
09/30/00	54,977	10,822	(1)	(3,760)	$ (0.68)	$ (0.68)
12/30/00	51,896	(172)		(18,498)	$ (3.33)	$ (3.33)
YEAR	$ 182,440	$ 24,245		$ (30,638)

					Loss
QUARTER ENDED	Net Sales	Gross Margin		Net Loss	Basic per Share	Diluted per Share*
(Prior year)
3/27/99	$ 36,914	$ 10,200		$ (507)	$ (0.09)	$ (0.09)
6/26/99	30,937	8,692		(1,732)	$ (0.31)	$ (0.31)
9/25/99	50,170	12,665		(792)	$ (0.14)	$ (0.14)
1/1/00	74,540	15,380		(1,725)	$ (0.31)	$ (0.31)
YEAR	$ 192,561	$ 46,937		$ (4,756)
*Potential common shares have been excluded for 2000 and 1999 because they are anti-dilutive.

(1) The above quarterly financial data for fiscal 2000 has been adjusted to reflect a change in the gross margin realized for the first three quarters of fiscal 2000. Subsequent to the issuance of the Company's quarterly financial information, management determined that the internally-generated reports of sales and costs by product that served as the basis for the estimated gross profit percentages used to record cost of goods sold in the interim financial statements were incorrectly prepared. In the fourth quarter the Company revised its previously estimated interim period gross profit percentages to properly reflect costs of goods sold and gross profit for each of the first three quarters.

The following adjustments were made to the quarterly gross margins:

First quarter: $(2,800) decrease

Second quarter: $(287) decrease

Third quarter: $(2,900) decrease

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

The Company's broad range of customers includes many large multi-outlet retail chains, three of which account for a significant percentage of sales volume, as follows:

	2000	1999	1998
K-Mart	11%	12%	6%
Wal-Mart Stores, Inc.	7%	8%	12%
J.C. Penney Co.	6%	13%	14%
	24%	33%	32%

M. LITIGATION

The Company and its subsidiaries are party to various legal actions arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

N. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2000	1999
Accrued expenses	$2,893,006	$2,870,675
Accrued payroll	386,303	588,994
Accrued restructuring charge	-	711,270
Other	99,561	237,369
	$3,378,870	$4,408,308

O. SUBSEQUENT EVENTS

Consulting firms engaged

On January 16, 2001, the Company engaged the services of a management consulting firm to assist in the negotiations with lenders, the development and implementation of a strategic business plan to reduce expenses and increase shareholder value, and to assume direct responsibility for the day-to-day financial management of the Company.

Under the terms of the agreement the consulting firm is entitled to professional fees billed at specified hourly rates, as well as success fees for various completed transactions. In addition, the consulting firm is entitled to receive 350,000 options to purchase Company stock at the closing price of the stock on February 26, 2001. The per share stock price on February 26, 2001 was $.85.

On February 2, 2001, the Company engaged the services of a management consulting firm to assist in completing significant structural transactions between the Company and other potential transaction participants, including, but not limited to, merger, acquisition, asset sale, consolidation, stock sale or similar transactions.

In conjunction with the retention of this firm, the Company agreed to pay a $36,000 retainer fee. This fee being payable in four monthly installments of $9,000 each, the initial payment was paid upon the execution of this agreement. In addition, the firm is entitled to a success fee for all completed transactions for the sale of selling divisions that are approved by the Company, with the exception of the Nautica division. The term of this engagement shall end six months after the acceptance of the engagement by the Company.

Termination and sale of Nautica license and related assets

On March 20, 2001, the Board approved a transaction with Nautica Enterprises, Inc. ("Nautica") pursuant to which the Company and Nautica would mutually agree to terminate the license granted to the Company by Nautica. At the time this agreement was signed, the Company was in default under its license from Nautica as a result of failure to pay certain required royalties. Under the terms of the agreement with Nautica, which was completed on April 2, 2001, the Company sold all of its remaining Nautica related inventory for $5.1 million, and sold all fixtures, samples and other support material related to its Nautica product line for $1.5 million. A portion of the sales proceeds, $500,000, were subject to holdback provisions for inventory and chargeback issues, and may never be realized by the Company. In addition, Nautica agreed to waive $1.4 million of past due royalties and all future minimum royalties due under the contract over a seven-month period. The proceeds of the sale were used to reduce debt under the Company's credit facility.

Under this agreement the Company will provide transitional services to Nautica for a period of time to be determined by Nautica, but not to exceed October 31, 2001. These services include, but are not limited to the storage and distribution of the purchased Nautica line of products on behalf of Nautica. The Company will receive a service fee for all transitional services provided for under this agreement.

Contract to sell New York office building

On April 3, 2001, the Company entered into a contract to sell its New York office building to 15 W. 34th St. LLC, a New York limited liability company for $15,500,000. Terms of the contract require the Purchaser to assume the Company's mortgage, which has eight years remaining. This building has served as the sales and marketing headquarters for the Company, as well as office space for all of the selling divisions and executive offices of several members of senior management. Proceeds from the sale will be used to reduce debt under the Company's credit facility. The closing on this property is expected to occur on May 15, 2001.

Compensation

The Compensation Committee of the Board of Directors has authorized guaranteed severance packages to two Officers and Directors of the Company. In return for their continued service until such time as the Company no longer requires their efforts, the Company will guarantee minimum severance packages. These packages include salary guarantees of 9 and 12 months of current salary, as well as additional compensation ranging from $15,000 to $245,000, depending upon the outcome of certain transactions.

The Company is considering offering retention incentives to additional employees who are not members of the Company's Board. The details of these plans have not been finalized or presented to the Board.

Sale of Assets Plan

At a special meeting of the Board of Directors ("Board") held on April 11, 2001, the Board decided that the Company should consider strategic alternatives, including a sale of all or some portion of its assets on the most favorable terms it can obtain. Accordingly, the Board adopted the Sale of Assets Plan, and decided that the Sale of Assets Plan be submitted to the shareholders for approval. Under the Sale of Assets Plan, the Board shall be authorized to approve the sale of all or any portion of the Company's assets upon terms and conditions, which the Board deems fair to the Company and in the best interests of the Company and its shareholders.

Proceeds from any sale of assets under this plan would be used first to pay off indebtedness to the Company's senior lenders and then to pay off the general debts of the Company in such order, as the Board may deem advisable. In the event that all of the Company's assets are sold pursuant to the Sale of Assets Plan, the Board would seek the necessary approval of shareholders under North Carolina law for the Company to liquidate and dissolve. In such event, following the payment of all of the Company's debts, and subject to such reserves as the Board my deem necessary for other liabilities or expenses, contingent or otherwise, any remaining proceeds would then be distributed to shareholders. However, there can be no assurance that the Company will be able to sell its assets on terms satisfactory to it or that any such proceeds will be sufficient to cover the Company's debts or contingencies.

The Company currently has received non-binding letters of intent for the purchase of its Hampton Private Brands and Kaynee divisions, as well as an offer to purchase the sewing operations and equipment at its El Salvador factory. However, there can be no assurance that the Company will be able to sell its assets on terms satisfactory to it or that any such proceeds will be sufficient to cover the Company's debts or contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Name, age, and principal occupation	Year in which first elected (1)
David Fuchs (76) Chairman and Chief Executive Officer of Company	1946
Steven Fuchs (41) President	1993
Sol Schechter (84) Director of Company	1946
Paul Chused (57) Vice President	1979
Roger M. Eichel (52) Senior Vice President and Secretary	1997
Barbara M. Henagan(2)(42) Managing Director, Linx Partners, LLC Atlanta, GA Also a director of Batteries, Batteries and General Bearing	1998
Robert Sandler (70) Chairman of the Board of Commercial Finance Association of the Asset Based Financial Services Industry.	2000

There are no arrangements or understandings pursuant to which any of the above named were elected as Officers or Directors. All Officers and Directors hold office for one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors. Any Officer or Director is subject to removal with or without cause, at any time, by a vote of the majority of the Board of Directors.

All of the above named, except Barbara M. Henagan and Robert Sandler, are related by blood or marriage. David Fuchs and Sol Schechter are brothers-in-law. Paul Chused is their nephew. Steven Fuchs is the son of David Fuchs and nephew of Sol Schechter. Roger M. Eichel is the son-in-law of David Fuchs and the brother-in-law of Steven Fuchs.

All of the Executive Officers have served in various executive capacities over the past five years. David Fuchs was elected to his present office in 1975. Sol Schechter was President of the Company from 1975 until his retirement in 1994. Paul Chused was elected to his present office (non-executive officer) in January 1996. He was President from May 1994 to January 1996, Senior Vice President from 1993 to 1994 and prior thereto Vice President of Operations for in excess of five years. Steven Fuchs was elected to his present position in January 1996. He was previously President of Hampton Shirt Co., Inc. (a subsidiary) from May 1992 and Vice President-Merchandising from May 1991. He has held various merchandising and sales positions with the Company for more than five years prior thereto. Roger M. Eichel was elected Senior Vice President in 1997; prior thereto he was Vice President and Secretary of the Company.

Barbara M. Henagan has been Managing Director of Linx Partners, LLC, or Bradford Ventures, for more than five years. Robert S. Sandler retired from HSBC Business Credit (USA) Inc. in 2000, where he was Executive Vice President and a member of the Board of Directors for more than five years.

(1) Year elected to the Board of Directors of the Company or its predecessors
(2) On April 9, 2001, Barbara M. Henagan resigned her position as a member of the Board of Directors of the Company for personal reasons.

Also see information contained under the caption "Executive Officers of Registrant" on page 3 hereof.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table sets forth the compensation for the past three fiscal years of the Chief Executive Officer and each of the Executive Officers as of the end of the 2000 fiscal year:

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other (2)	Non-qualified stock option plan (3)	All other compensation (4)

David Fuchs	2000	$350,000	$ -	$ -	$ -	$22,573
Chairman and	1999	$475,000	$ -	$ -	$ -	$16,953
Chief Executive	1998	$550,000	$ -	$ -	$ -	$17,544
Officer

Steven Fuchs	2000	$475,000	$ -	$ -	$ -	$53,426
President and	1999	$475,000	$ -	$ -	$ -	$48,648
Director	1998	$400,000	$ -	$ -	$ -	$32,383

Roger M. Eichel	2000	$300,000	$ -	$ -	$ -	$30,764
Senior Vice President,	1999	$300,000	$ -	$ -	$ -	$20,537
Secretary and Director	1998	$255,000	$ -	$ -	$ -	$15,110

Frank E. Simms	2000	$200,000	$ -	$ -	$ -	$12,721
Chief Financial Officer,	1999	$200,000	$ -	$ -	$ -	$12,276
Vice President-Finance	1998	$175,000	$ -	$ -	$ -	$7,217
and Assistant Secretary

  All executive officers are participants in the Executive Bonus Plan. No bonuses were earned under the Plan in 2000.
  No amounts for executive perquisites and other personal benefits, securities or property are shown where the aggregate dollar amount per executive is not in excess of the lesser of either $50,000 or 10% of annual salary and bonus.
  The Company adopted a non-qualified stock option plan in 1992. The purpose of the program is to furnish a significant equity opportunity to the executive, which provides an incentive to build long-term stockholder value.
  Includes the Company's contribution to the 401 (k) Plan, interest credited to the Supplemental Retirement Plan for Key Employees and the Company's contribution to the Nonqualified Deferred Compensation Plan. For 2000, the company made a contribution of $2,880 under the 401 (k) Plan for each of the four named individuals. Interest credited under the Supplemental Retirement Plan for Key Employees for the named individuals were as follows: David Fuchs $19,693, Steven Fuchs $24,700 and Roger Eichel $11,850. Contributions under the Nonqualified Deferred Compensation Plan for Key Executives were as follows: Steven Fuchs $25,844, Roger M. Eichel $16,032 and Frank E. Simms $9,841.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES

Principal Shareholders

The following table sets forth as of April 3, 2001, the beneficial ownership by each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock and information as to the beneficial ownership of such outstanding Common Stock by all Directors and Executive Officers as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1) of Class	Percent
David Fuchs 15 W. 34th Street, New York, NY 10001-3060	458,071 (2)	8.2%
Steven Fuchs 15 W. 34th Street, New York, NY 10001-3060	774,869 (3)	13.5%
Pearl F. Schechter P.O. Box 614,Kinston, NC 28502	596,013 (4)	10.7%
Paul Chused P.O. Box 614, Kinston, NC 28502	391,255 (5)	7.0%
Les Fuchs 3035 River North Pkwy., Atlanta, GA 30328-1117	475,244	8.6%
Roger Eichel 15 W. 34th Street, New York, NY 10001-3060	403,477 (6)	7.1%
Dimensional Funds Advisors, Inc. 1299 Ocean Avenue, Suite 650, Santa Monica, CA 90401	435,989 (7)	7.8%
All Directors and Officers as a group (4 Executive Officers and 7 Directors)	2,661,805	45.1%
  As reported to the Company by the Directors and executive officers (including shares held by spouses, minor children, affiliated companies, partnerships and trusts over which the named person has beneficial ownership). Includes shares which the individual has the right to acquire beneficial ownership currently, or within 60 days after April 30, 2001, upon exercise of non-qualified stock options.
  Includes 7, 902 shares held in trust of which Mr. Fuchs is a Trustee
  Includes 81,353 shares held by a charitable trust of which Mr. Fuchs is a Trustee, as to which Mr. Fuchs disclaims beneficial interest.
  Includes 90,655 shares owned by Mr. Schechter, a Director of the Company, as to which Mrs. Schechter disclaims beneficial interest. Includes 66,759 shares held by a charitable trust of which Mr. Schechter is a Trustee.
  Includes 2,157 shares held by Mr. Chused as Custodian for his children, 35,040 shares held by a partnership of which Mr. Chused is managing agent and 84,340 shares held by Mr. Chused as custodian for the minor children of his brother, all of which Mr. Chused disclaims beneficial interest. Includes 44,454 shares held in a Trust of which Mr. Chused is the Trustee. Excludes 22,227 shares held in a Trust in which Mr. Chused is the beneficiary.
  Represents 278,759 shares owned by Mrs. Eichel.
  Based solely on statements filed with the Securities and Exchange Commission pursuant to Section 13 (g) of the Exchange Act, all such shares are owned by investment advisory clients of Dimensional Fund Advisors, Inc., ("Dimensional"), no one of which to the knowledge of Dimensional, owns more than 5% of the class. Dimensional disclaims beneficial ownership of all such shares. The Company has no independent knowledge with respect hereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial Statements

The following consolidated financial statements of Hampton Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Independent Auditors' Repo....................15

Consolidated balance sheets - December 30, 2000 and January 1, 2000.............16

Consolidated statements of operations - years ended December 30, 2000,

January 1, 2000, and December 26, 1998.......................17

Consolidated statements of stockholders' equity - years ended December 30, 2000

January 1 2000, and December 26, 1998........................18

Consolidated statements of cash flows - years ended December 30, 2000,

January 1, 2000 and December 26, 1998............................19

Notes to consolidated financial statements........................20-34

(a)2. Financial Statement Schedule

Schedule II - Valuation and qualifying accounts.......................39

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

(a)3. Exhibits

Exhibit No. 21 - Subsidiaries of the Company........................40

(b) Reports on Form 8-K

None

HAMPTON INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to				Balance at
	beginning	Costs and	other				end
Description	of period	Expenses	accounts		Deductions		of period
RESERVE FOR DOUBTFUL
ACCOUNTS AND CUSTOMER
ALLOWANCES:

Year ended December 30, 2000	$4,501,000	$ (2,385,296)	$ 16,337		$ 592,536		$1,539,505

Year ended January 1, 2000	$2,389,000	$ 2,302,582	$ 21,331	(A)	$ 211,913	(B)	$4,501,000

Year ended December 26, 1998	$2,304,000	$ (77,000)	$ 162,000	(A)	$ -	(B)	$2,389,000

NOTES:

(A) Recoveries of accounts previously written off.
(B) Uncollectible accounts written off.

Exhibit 21

HAMPTON INDUSTRIES, INC.

Subsidiaries of the Company

Name	State of Incorporation
Hamptex, Inc.	North Carolina
IGM CORP., S.A. DE C.V.	El Salvador
15th West 34th Street Corp	North Carolina

Hampton owns 100% of the outstanding stock of each subsidiary and they are included in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTON INDUSTRIES, INC.
Date: April 26,2001	/s/ DAVID FUCHS David Fuchs Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints David Fuchs his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date
/s/ STEVEN FUCHS	President and Director	April 26, 2001
Steven Fuchs /s/ ROGER M. EICHEL	Senior Vice President and	April 26, 2001
Roger M. Eichel /s/ FRANK E. SIMMS	Secretary Chief Financial Officer,	April 26, 2001
Frank E. Simms /s/ PAUL CHUSED	Treasurer and Vice President of Finance Vice President	April 26, 2001
Paul Chused /s/ ROBERT SANDLER	Director	April 26, 2001
Robert Sandler /s/ SOL SCHECHTER	Director	April 26, 2001
Sol Schechter