Form 10-Q
period 2001-03-31
HAMPTON INDUSTRIES INC /NC/
filed 2001-05-15
CIK 45260

3: PART I

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

Registrant's telephone number, including area code:(252) 527-8011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock of $1.00 par value share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _____

As May 14, 2001 there were 5,553,374 shares of common stock outstanding.

Part 1 - Financial Information

ITEM 1: FINANCIAL STATEMENTS

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	April 1, 2000	December 30, 2000
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,425,051	$ 714,048	$ 364,727
Accounts receivable -net	20,529,977	35,560,462	26,484,257
Inventories	21,367,554	54,489,476	25,203,751
Income tax receivable	-	1,181,132	-
Deferred income tax assets	-	3,758,718	-
Other current assets	204,829	690,021	446,089
Assets held for disposal - net	7,539,570	-	7,673,282
Total current assets	51,066,981	96,393,857	60,172,106

Fixed assets - net	11,702,588	19,323,631	12,176,554
Assets held for disposal - net	-	1,842,389	-
Investments in and advances to unconsolidated affiliates	269,842	791,311	260,235
Other assets	3,690,358	3,867,328	4,023,356
	$ 66,729,769	$ 122,218,516	$ 76,632,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities of long-term
debt	$ 34,182,195	$ 44,300,576	$ 40,655,668
Uncleared checks	1,424,831	2,204,835	1,369,113
Accounts payable	8,052,668	7,574,835	6,441,747
Accrued liabilities	2,908,070	3,168,035	3,378,870
Income taxes payable	(61,382)	-	-
Total current liabilities	46,506,382	57,248,281	51,845,398

Deferred income tax liabilities	-	2,721,283	-
Long-term debt	186,458	1,142,127	220,046
Retirement plan obligations	3,570,253	3,551,752	3,620,358
	50,263,093	74,663,443	55,685,802
Stockholders' equity	16,466,676	47,555,073	20,946,449
	$ 66,729,769	$ 122,218,516	$ 76,632,251
Note: The consolidated balance sheet at December 30, 2000 has been taken from the audited financial statements and condensed
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Thirteen Weeks Ended
	March 31, 2001	April 1, 2000

Net sales	$ 28,643,730	$ 42,929,621
Cost of products sold	22,535,472	35,087,265
Gross margin	6,108,258	7,842,356

Selling, general and administrative	9,267,178	11,692,413
Equity in earnings of unconsolidated affiliates	-	(24,453)
Operating loss	(3,158,920)	(3,825,604)

Other (income) expense:
Rental income	(231,165)	(264,873)
Gain on disposal of fixed assets	(48,829)	(45,295)
Other income - net	(19,131)	24,256
Interest expense	1,619,979	1,200,005
	1,320,854	914,093
Loss before income tax benefit	(4,479,774)	(4,739,697)
Income tax benefit	-	(710,000)
Net loss	$ (4,479,774)	$ (4,029,697)

Basic loss per common share	$ (0.81)	$ (0.73)

Weighted average common shares outstanding	5,553,374	5,553,374

Diluted loss per share*	$ (0.81)	$ (0.73)

Weighted average common shares outstanding
and common share equivalents*	5,553,374	5,553,374

*Potential common shares have been excluded for 2001 and 2000 because they are anti-dilutive
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Retained			Total
	Common Stock		Paid-in	earnings	Treasury Stock at Cost		Stockholder's
	Shares	Amount	Capital	(deficit)	Shares	Amount	Equity
Bal: January 1, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$ 11,027,346	(733,045)	$ 4,877,344)	$ 51,584,770
Net loss	-	-	-	(30,638,320)	-	-	(30,638,320)
Bal: December 30, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$(19,610,974)	(733,045)	$(4,877,344)	$ 20,946,450
Net loss	-	-	-	(4,479,774)	-	-	(4,479,774)
Bal: March 31, 2001	6,286,418	$ 6,286,418	$ 39,148,350	$(24,090,748)	(733,045)	$(4,877,344)	$ 16,466,676

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Thirteen Weeks Ended
	March 1, 2001	April 1, 2000
OPERATING ACTIVITIES:
Net loss	$ (4,479,774)	$ (4,029,697)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	207,488	248,433
Depreciation	660,338	608,613
Deferred income taxes	-	(710,000)
Reserve for doubtful accounts and allowances	(786,205)	(2,671,000)
Retirement plan obligations	(50,105)	(423,630)
Gain on sale of fixed assets	(48,829)	(45,295)
Equity in earnings of unconsolidated affiliates	-	(24,453)
Changes in operating assets and operating liabilities:
Accounts receivable - net	6,740,485	(659,953)
Inventories	3,836,197	225,306
Other current assets	241,260	158,315
Uncleared checks	55,718	(705,311)
Accounts payable	1,610,922	1,577,859
Accrued liabilities	(470,800)	(1,240,272)
Income taxes payable	(61,382)	(67,480)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,455,313	(7,758,565)

INVESTING ACTIVITIES:
Additions to fixed assets	(27,998)	(607,502)
Additions to software	(40,583)	(18,359)
Additions to building	(4,600)	(410,653)
Proceeds from sale of fixed assets	69,350	51,095
Increase in investments in and advances to unconsolidated affiliates	(9,607)	(55,774)
Decrease (increase) in other assets	125,510	(85,583)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	112,072	(1,126,776)

FINANCING ACTIVITIES:
Net changes in debt	(6,507,061)	8,972,211
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,507,061)	8,972,211

INCREASE IN CASH	1,060,324	86,870
CASH AT BEGINNING OF PERIOD	364,727	627,179
CASH AT END OF PERIOD	$ 1,425,051	$ 714,049

Cash paid during the period: -Interest	$ 890,266	$ 891,043

-Income tax	$ 54,105	$ 84,105

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2001 and April 1, 2000 is unaudited.)

  Basis of Presentation

  The consolidated balance sheets as of March 31, 2001 and April 1, 2000 and the consolidated statements of operations and cash flows for the thirteen week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and April 1, 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 30, 2000 Annual Filing Report - 10K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Summary of Significant Accounting Policies

Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective December 31, 2000. The adoption of SFAS 133 had no effect on the financial position, results of operations, or cash flows of the Company.

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
  Going Concern Considerations

  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $30,600,000 and $4,800,000 for the year ended December 30, 2000 and January 1, 2000, respectively. In addition, and as further described below and elsewhere in this document the Company has at various times over these periods been in default of it's loan agreements, and as of March 31, 2001 is in default and has been operating under short term extensions of their agreement. Also, as discussed in Part II - Subsequent Events, the Board of Directors of the Company has also approved a plan to sell all or a portion of the Company's assets. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in this document, the Company is not in compliance with several provisions of its senior credit facility and, because the lender has refused to waive these provisions for the quarter ended March 31, 2001, the balance of the loan ($23,205,000) has been classified as a current liability. Under current conditions, the Company is not able to obtain sufficient financing from its lenders, or from any other source, in order to continue operations on more than a short-term basis. As outlined in this document, the Board believes that the current financial arrangement and projected cash flows from operations will not be sufficient to meet the Company's operating needs, retire debt and fund required capital needs. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

  Inventories

  Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method increased the loss by $592,000 ($.11 per share) in 2001 and had no effect on the loss in the prior year quarter.

  In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $579,200 ($.10 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

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
  The lesser of $20,000,000 or the sum of 60% of the value of eligible inventory as determined by Fleet, and 85% of the value of eligible accounts receivable as determined by Fleet.

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

Outstanding borrowings amounted to $23,205,000 at March 31, 2001 as compared to $44,047,000 at the same time in 2000. Net working capital at March 31, 2001 was $4,561,000 as compared to $39,146,000 in 2000. The working capital ratio as of March 31, 2001 was 1:1 as compared to 1.7:1 at the same time in 2000.

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

  Subsequent Events

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

Sale of the Kaynee, Sleepwear and Private Brands Divisions

Hampton has received indications of interest in the form of non-binding Letters of Intent for the purchase of the Kaynee, Sleepwear and Private Brands divisions containing the following terms:
  Financial terms are being evaluated by the potential buyer.
  Buyer to purchase finished goods inventory, work in process and raw materials relating to open orders in the respective divisions.
  Buyer to purchase all open orders, trademarks and intangibles related to the respective divisions.
  Buyer to purchase certain non current inventory.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2001	April 1, 2000
Net sales	100.0%	100.0%
Cost of products sold	78.7	81.7
Gross margin	21.3	18.3
Selling, general and administrative	32.4	27.2
Equity in earnings of unconsolidated affiliates	0.0	(0.1)
Operating loss	(11.0)	(8.9)
Other (income) expense:
Rental income - net	(0.8)	(0.6)
Gain on disposal of fixed assets - net	(0.2)	(0.1)
Other (income) expense - net	(0.1)	0.1
Interest expense	5.7	2.8

Net loss before income tax benefit	(15.6)	(11.0)
Net loss	(15.6)%	(9.4)%

Thirteen Weeks Ended March 31, 2001 As Compared to the Thirteen Weeks Ended April 1, 2000

Net sales decreased by $14,286,000 or 33.3% for the quarter. Sales of branded product decreased by $4,812,000. As a percentage of sales, this represented a change from 65.9% of total sales in 2000 to 81.9% of total sales in 2001. The decrease in branded sales was due to the closeout of the Joe Boxer and Spalding line. Non-branded product accounted for a sales decrease of $9,474,000 for the first quarter of 2001.

Gross profit decreased by $1,734,000 during the quarter ended March 31, 2001. As a percent of sales, gross margin percent increased to 21.3% from 18.3% in the prior period. The decline in the gross profit was primarily due to lower sales. The increase in gross profit percentage was principally due to liquidation of LIFO layers, which resulted in a 2% increase in the current year.

Selling, general and administrative expenses decreased by $2,425,000 or 20.7% during the quarter ended March 31, 2001, as compared to the comparable 1999 period. These costs were 32.4% of net sales in the first quarter of 2001 as compared to 27.2% in the first quarter of 2000. The decrease was primarily due to a decrease in salaries and related benefits, samples, and royalty expenses of $1,441,000, $369,000, and $276,000 respectively.

Interest expense increased by $420,000 in the first quarter of 2001 as compared to the same quarter in 2000. Deferred credit facility closing costs of $451,000 were expensed in the current period.

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

  the lesser of $20,000,000 or the sum of 60% of the value of eligible inventory as determined by Fleet, and 85% of the value of eligible accounts receivable as determined by Fleet.

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

Outstanding borrowings amounted to $23,205,000 at March 31, 2001 as compared to $44,047,000 at the same time in 2000. Net working capital at March 31, 2001 was $4,561,000 as compared to $39,146,000 in 2000. The working capital ratio as of March 31, 2001 was 1:1 as compared to 1.7:1 at the same time in 2000.

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

On April 27, 2001, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with respect to a special meeting of shareholders to consider a proposal to approve the Sale of Assets Plan. A complete description of the Sale of Assets Plan is set forth in the preliminary proxy materials as filed with the Securities and Exchange Commission.

As of April 3, 2001 the Company has entered into an agreement to sell the New York sales office for $15,500,000 subject to the assumption of the mortgage by the buyer. The anticipated closing is expected to occur on May 15, 2001. After fees, taxes and expenses the Company anticipates receiving net liquidity of $3,500,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Registrant

S/STEVEN FUCHS
_____________________________________
Steven Fuchs, President

S/FRANK J. COBIA
_____________________________________
Frank J. Cobia, Controller

Date: May 15, 2001