Form 10-Q
period 2001-06-30
HAMPTON INDUSTRIES INC /NC/
filed 2001-08-24
CIK 45260

3: PART I

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 1-6105

Hampton Industries, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0482565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

(2000 Greenville Hwy., P.O. Box 614, Kinston, NC)	28502-0614
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (252) 527-8011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock of $1.00 par value share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _____

As August 20, 2001 there were 5,553,374 shares of common stock outstanding.

Part 1 - Financial Information

ITEM 1: FINANCIAL STATEMENTS

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2001	July 1, 2000	December 30, 2000
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$3,231,248	$382,562	$364,727
Accounts receivable -net	8,552,161	23,713,141	26,484,257
Inventories	2,242,652	63,918,763	25,203,751
Income tax assets	-	6,231,718	-
Other current assets	4,235	1,143,528	446,089
Assets held for disposal - net	-	-	7,673,282
Total current assets	14,030,296	95,389,712	60,172,106

Fixed assets - net	8,168,871	19,647,300	12,176,554
Assets held for disposal - net	-	1,635,871	-
Investments in and advances to unconsolidated affiliates	266,863	491,073	260,235
Other assets	1,690,246	3,560,130	4,023,356
	$ 24,156,276	$ 120,724,086	$ 76,632,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities of
long-term debt	$ 132,801	$ 45,917,681	$ 40,655,668
Uncleared checks	91,471	2,683,416	1,369,113
Accounts payable	4,390,220	9,299,860	6,441,747
Accrued liabilities	5,791,299	2,371,356	3,378,870
Total current liabilities	10,405,791	60,272,313	51,845,398

Deferred income tax liabilities	-	2,721,283	-
Long-term debt	152,114	11,079,756	220,046
Retirement plan obligations	3,615,052	3,445,360	3,620,358
	14,172,957	77,518,712	5,685,802
Stockholders' equity	9,983,319	43,205,374	20,946,449
	$ 24,156,276	$ 120,724,086	$ 76,632,251
Note: The consolidated balance sheet at December 30, 2000 has been taken from the audited financial statements and condensed
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	$ 11,484,312	$ 32,637,747	$ 40,128,042	$ 75,567,368
Cost of products sold	13,159,350	26,884,900	35,694,822	61,972,165
Gross margin	(1,675,038)	5,752,847	4,433,220	13,595,203

Selling, general and administrative	11,494,708	10,891,816	20,761,886	22,584,229
Equity in earnings of unconsolidated affiliates	-	(70,003)	-	(94,456)
Restructuring charge	-	300,000	-	300,000
Operating loss	(13,169,746)	(5,368,966)	(16,328,666)	(9,194,570)

Other (income) expense:
Rental income	(169,595)	(154,507)	(400,760)	(419,380)
(Gain) loss on disposal of fixed assets	(6,491,746)	162,456	(6,540,575)	117,161
Loss on sales of businesses and other, net	228,771	-	228,771	-
Other income - net	(1,195,246)	(53,769)	(1,214,377)	(29,513)
Interest expense	941,426	1,524,738	2,561,405	2,724,743
	(6,686,390)	1,478,918	(5,365,536)	2,393,011
Loss before income tax benefit	(6,483,356)	(6,847,884)	(10,963,130)	(11,587,581)
Income tax benefit	-	(2,498,185)	-	(3,208,185)
Net loss	$ (6,483,356)	$ (4,349,699)	$ (10,963,130)	$ (8,379,396)
				-
Basic loss per common share	$ (1.17)	$ (0.78)	$ (1.97)	$ (1.51)

Weighted average common shares outstanding	5,553,374	5,553,374	5,553,374	5,553,374

Diluted loss per share*	$ (1.17)	$ (0.78)	$ (1.97)	$ (1.51)

Weighted average common shares outstanding
and common share equivalents*	5,553,374	5,553,374	5,553,374	5,553,374

*Potential common shares have been excluded for 2001 and 2000 because they are anti-dilutive
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Retained			Total
	Common Stock		Paid-in	earnings	Treasury Stock at Cost		Stockholder's
	Shares	Amount	Capital	(deficit)	Shares	Amount	Equity
Bal: January 1, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$ 11,027,346	(733,045)	$(4,877,344)	$ 51,584,770
Net loss	-	-	-	(30,638,320)	-	-	(30,638,321)
Bal: December 30, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$(19,610,974)	(733,045)	$(4,877,344)	$ 20,946,449
Net loss	-	-	-	(10,963,130)	-	-	(10,963,130)
Bal: June 30, 2001	6,286,418	$ 6,286,418	$ 39,148,350	$(30,574,104)	(733,045)	$(4,877,344)	$ 9,983,319

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twenty-six Weeks Ended
	June 30, 2001	July 1, 2000
OPERATING ACTIVITIES:
Net loss	$ (10,963,130)	$ (8,379,396)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	212,638	515,516
Depreciation	3,180,201	1,286,274
Deferred income taxes	-	(3,183,000)
Reserve for doubtful accounts and allowances	(396,905)	(3,576,000)
Retirement plan obligations	(5,306)	(530,022)
Gain on sale of fixed assets	(6,540,575)	117,161
Equity in earnings of unconsolidated affiliates	-	(94,456)
Changes in operating assets and operating liabilities:
Accounts receivable - net	18,329,001	12,092,368
Inventories	22,961,099	(9,203,981)
Other current assets	441,854	885,938
Uncleared checks	(1,277,642)	(226,730)
Accounts payable	(2,051,527)	3,302,884
Accrued liabilities	2,412,428	(2,036,951)
Income taxes payable	-	(67,479)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,302,136	(9,097,874)

INVESTING ACTIVITIES:
Additions to fixed assets	(69,959)	(1,642,633)
Additions to software	-	(116,934)
Additions to building	-	(581,854)
Proceeds from sale of fixed assets	15,111,299	398,734
Increase in investments in and advances to
unconsolidated affiliates	(6,628)	314,467
Decrease (increase) in other assets	2,120,472	(45,468)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	17,155,184	(1,673,688)

FINANCING ACTIVITIES:
Net changes in debt	(40,590,799)	10,526,945
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,590,799)	10,526,945

INCREASE (DECREASE) IN CASH	2,866,521	(244,617)
CASH AT BEGINNING OF PERIOD	364,727	627,179
CASH AT END OF PERIOD	$ 3,231,248	$ 382,562

Cash paid during the period: -Interest	$ 1,737,058	$ 2,438,921

-Income tax	$ -	$ 84,105

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2001 and July 1, 2000 is unaudited.)

  Basis of Presentation

  The consolidated balance sheets as of June 30, 2001 and July 1, 2000 and the consolidated statements of operations and cash flows for the twenty-six week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and July 1, 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 30, 2000 Annual Filing Report - 10K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

  Summary of Significant Accounting Policies

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

Fixed Assets

The Company is amortizing the difference between the net carrying value of its remaining fixed assets and their estimated realizable value over the remaining life of the assets. The Snow Hill Facility is to be taken out of service at the end of August, while the Kinston Administration and the Kinston Distribution Facilities will be taken out of service at the end of October.
  Going Concern Considerations

  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $30,600,000 and $4,800,000 for the year ended December 30, 2000 and January 1, 2000, respectively and additional loss of $6,000,000 in the first two quarters of fiscal year 2001. In addition, the Company has adopted a Sale of Assets Plan. Under this plan the Company sought, and received from its shareholders, the right to sell all or any portion of the Company's assets. As discussed further in this report the Company has successfully concluded a number of transactions under this plan including the sale of most of its apparel related assets.

  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

  Inventories

  Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $2,145,000 ($.57 per share) in 2001 and had no effect on the loss in the prior year quarter.

  In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $3,420,000 ($.62 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

  Credit Facility

  On June 26, 2001 the Company paid off the balance of its then existing credit facility with Fleet Capital Corporation ("Fleet") as Agent, ("the Facility"). With this payment, the loan was terminated and Fleet released all collateral that was held for its benefit. Until this termination, the Company had been in default of certain covenants of the Facility and had been operating under a number of forbearance agreements.

  The Company is currently using internally generated cash to fund ongoing operations. As of June 30, 2001 the Company had $3,140,000 of available funds and $3,625,000 of working capital available. There can be no assurances that the current cash balances and internally available cash will be sufficient to meet the Company's continuing cash requirements.

  The Company is currently seeking a facility with a North Carolina based bank to provide up to $2.0 million of credit. This facility is expected to be secured by company assets including inventory, accounts receivables and real estate. There can be no assurance that the Company will receive a loan or that if offered that the Company will accept the terms of the loan.

  Divestitures

At a special meeting of the Board of Directors ("Board") held on April 11, 2001, the Board decided that the Company should consider strategic alternatives, including a sale of all or some portion of its assets on the most favorable terms it can obtain. Accordingly, the Board proposed a Sale of Assets Plan, which was submitted to the shareholders for approval. Under the Sale of Assets Plan, the Board was authorized to approve the sale of all or any portion of the Company's assets upon terms and conditions, which the Board deems fair to the Company and in the best interests of the Company and its shareholders. On May 29, 2001, the shareholders approved the Sale of Assets Plan and ratified all actions previously taken by the Board in furtherance of the Sale of Assets Plan.

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

Nautica Transaction

On March 20, 2001, the Board approved a transaction with Nautica Enterprises, Inc. ("Nautica") pursuant to which the Company and Nautica would mutually agree to terminate the license granted to the Company by Nautica. At the time this agreement was signed, the Company was in default under its license from Nautica as a result of failure to pay certain required royalties. Under the terms of the agreement with Nautica, which was completed on April 2, 2001, the Company sold all of its remaining Nautica related inventory for $5.1 million, and sold all fixtures, samples and other support material related to its Nautica product line for $1.5 million. A portion of the sales proceeds, $259,000, was subject to holdback provisions for chargeback issues, and may never be realized by the Company. In addition, Nautica agreed to waive past due royalties and all future minimum royalties due under the contract over a seven-month period if certain conditions were met. The proceeds of the sale were used to reduce debt under the Company's credit facility.

Under this agreement the Company will provide transitional services to Nautica for a period of time to be determined by Nautica, but not to exceed October 31, 2001. These services include, but are not limited to, the storage and distribution of the purchased Nautica line of products on behalf of Nautica. The Company will receive a service fee for all transitional services provided for under this agreement.

On July 31, 2001, the Company was served with a summons and complaint filed by Nautica alleging damages for breach of this agreement. The complaint alleges, among other things, that the Company breached numerous representations, warranties, covenants and obligations under the agreement, including certain obligations with respect to markdown allowances and other claims by retailers and certain obligations with respect to returns of products made by retailers. Nautica seeks to recover, among other things, compensatory damages, its estimates of approximately $4,659,000 in royalties that had been conditionally waived under the agreement and various other relief. The Company believes the lawsuit is without merit and intends to assert counterclaims; however, there can be no assurance as to the outcome of this litigation, and an adverse outcome would materially adversely affect the financial condition of the Company.

New York Office Building Transaction

On May 15, 2001, the Company sold its New York office building to 15 W. 34th St. LLC, a New York limited liability company for $15,500,000. This building has served as the sales and marketing headquarters for the Company, as well as office space for all of the selling divisions and executive offices of several members of senior management. Proceeds from the sale were used to reduce debt under the Company's credit facility.

Hampton Private Brands Transaction

On May 17, 2001, Capital Mercury Apparel Ltd. purchased certain assets of the Company's Private Brands division including inventory, work in process, raw materials, open orders and certain tradenames. The payment at closing was approximately $1,016,000 and excluded a 5% holdback on purchased inventory. The contract also required the Company to perform shipping and logistic services on behalf of Capital Mercury Apparel Ltd. for a specified period and was compensated for actual services preformed. The Company may receive additional revenues based on gross profits realized on future shipments.

Sleepwear/Loungewear Transaction

On May 22, 2001, the Company sold the assets of its sleepwear/loungewear division including current and non-current inventory, raw materials, and intangible assets to Knothe Corporation for approximately $804,000. Knothe Corporation also agreed to purchase additional inventories pursuant to open orders, replacements or substitutions at a predetermined price. The Company will receive a percentage of these additional shipments as post-closing compensation. A portion of this percentage will be placed in escrow and disbursed on or before November 15, 2001 based upon certain criteria.

IGM Transaction

On June 1, 2001, the Company sold the sewing operations and machinery of its IGM subsidiary in El Salvador to Craftex, Inc. for approximately $661,000. In addition to the closing price, Craftex, Inc. assumed the payroll and severance obligations to the employees of that operation. Craftex also entered into a five-year lease of the Company's El Salvador factory building at an annual rent of $301,387 with a purchase option.

Kaynee Transaction

On June 26, 2001, the Company sold its Kaynee brand, certain inventories, accounts receivable, and miscellaneous items to Kaynee LLC. The payment at closing was approximately $3,852,000. In addition to inventory purchased at closing, the buyer agreed to purchase work in process as it is completed. The Company is to receive payments ranging from 4% to 12% of the selling price of future shipments based upon the order date. The Company may receive additional inventory payments up to $200,000 based on shipments of unordered current inventory. The contract also requires the Company to perform shipping and logistic services on behalf of Kaynee LLC for a specified period. The Company is compensated for actual services preformed. Additional payments may be received based on the percentage of accounts receivable collected.

Severance Plans

As a result of the substantial reduction in its operations, the Company has greatly reduced its workforce and plans further reductions. Consequently, the Company has approved guaranteed severance payments for many of its associates aggregating approximately $2,000,000, of which approximately $500,000 has already been paid and the remaining $1,500,000 has been accrued. Of the remaining amount approximately $863,000 will be paid to the following Directors: Steven Fuchs (approximately $500,000 as required under his November 1998 employment agreement), Roger Eichel ($250,000) and Paul Chused ($113,000). The severance packages for the Directors range from 9-15 months of their salary. Paul Chused will also receive additional compensation ranging from $15,000 to $216,000 depending upon the outcome of certain real estate sale transactions he is managing. In addition to these severance and other payments, the Company will continue to incur expenses related to continuation of certain benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	114.6	82.4	89.0	82.0
Gross margin	(14.6)	17.6	11.0	18.0
Selling, general and administrative	100.1	33.4	51.7	29.9
Equity in earnings of unconsolidated affiliates	0.0	(0.2)	0.0	(0.1)
Restructuring charge	0.0	0.9	0.0	0.4
Operating loss	(114.7)	(16.5)	(40.7)	(12.2)
Other (income) expense:
Rental income - net	(1.5)	(0.5)	(1.0)	(0.6)
Gain on disposal of fixed assets - net	(56.5)	0.5	(16.3)	0.2
Loss on sales of businesses and other, net	2.0	0.0	0.6	0.0
Other (income) expense - net	(10.4)	(0.2)	(3.0)	(0.0)
Interest expense	8.2	4.7	6.4	3.6

Net loss before income tax benefit	(56.5)	(21.0)	(27.3)	(15.3)
Net loss	(56.5)%	(13.3)%	(27.3)%	(11.1)%

Thirteen Weeks Ended June 30, 2001 As Compared to the Thirteen Weeks Ended July 1, 2000

Net sales decreased by $21,200,000 or 64.8% for the quarter.

Gross profit decreased in absolute dollars by $7,400,000 during the quarter ended July 1, 2000. As a percent of sales, gross margin percent decreased to (14.6)% from 17.6% in the prior period.

Selling, general and administrative expenses increased by $603,000 or 5.5% during the quarter ended June 30, 2001, as compared to the comparable 2000 period. As a percent of sales, it increased to 100.1% from 33.4% for the respective periods. This increase was due primarily to increases in royalty expense and depreciation of $1,840,000 and $1,846,000 respectively, and was offset by decreases in compensation and related benefits, advertising, shipping, and samples of $1,095,500, $897,000, $598,000, and $383,400 respectively.

Loss before income tax benefit changed from a loss of $6,848,000 in the prior period to a loss of $6,483,000 for the thirteen weeks ending June 30, 2001.

Interest expense decreased by $584,000 in the current quarter principally due to higher borrowings in 2000.

Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $2,737,000 ($.49 per share) in 2001 and had no effect on the loss in the prior year quarter.

In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $2,840,800 ($.51 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

Twenty-six Weeks Ended June 30, 2001 as Compared to the Twenty-six Weeks Ended July 1, 2000

Net sales decreased by $35,439,000 or 46.9% for the twenty-six weeks ended June 30, 2001 as compared to the comparable 2000 period. Gross profit decreased in absolute dollars by $9,162,000 or 67.4% for the twenty-six weeks ended July 1, 2000 as compared to the comparable 2000 period. Gross margin as a percent of sales decreased from 18.0% in 2000 to 11.0% in 2001. Both events reflect the Company's discontinuance and sale of its product lines and liquidation of inventory.

Selling, general and administrative expenses decreased by $1,822,000 or 8.1% during the twenty-six weeks ended June 30, 2001 as compared to the comparable 2000 period. As a percent of sales, it increased from 29.9% in 2000 to 51.7% in 2001. The decrease was due primarily to decreases in compensation and related benefits, advertising, sample, shipping, and travel expenses of $2,536,000, $1,089,000, $752,000, $667,000, and $468,000 respectively. Depreciation, royalties, professional fees, and legal and audit expenses increased by $1,868,000, $1,564,000, $885,000, and $739,000 respectfully. Operating losses before income tax benefit changed from a loss of $11,588,000 in 2000 to a loss of $10,963,000 for the twenty-six weeks ending June 30, 2001.

Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $2,145,000 ($.39 per share) in 2001 and had no effect on the loss in the prior year quarter.

In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $3,420,000 ($.62 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

Interest expense decreased by $164,000 in the twenty-six week period.

Liquidity and Capital Resources

On June 26, 2001 the Company paid off the balance of its then existing credit facility with Fleet Capital Corporation ("Fleet") as Agent, ("the Facility"). With this payment, the loan was terminated and Fleet released all collateral that was held for its benefit. Until this termination, the Company had been in Default of the covenants of the Facility and had been operating under a number of forbearance agreements.

The Company is currently using internally generated cash to fund ongoing operations. As of June 30, 2001 the Company had $3,140,000 of available funds and $3,625,000 of working capital available. There can be no assurances that the current cash balances and internally available cash will be sufficient to meet the Company's continuing cash requirements.

The Company is currently seeking a facility with a North Carolina based bank to provide up to $2.0 million of credit. This facility is expected to be secured by company assets including inventory, accounts receivables and real estate. There can be no assurance that the Company will receive a loan or that if offered that the Company will accept the terms of the loan.

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

HAMPTON INDUSTRIES, INC.
Registrant

S:/STEVEN FUCHS
Steven Fuchs, President

S:/FRANK J. COBIA
Frank J. Cobia, Controller

Date: August 23, 2001