Form 10-Q
period 2001-09-29
HAMPTON INDUSTRIES INC /NC/
filed 2001-11-19
CIK 45260

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _____

As November 19, 2001 there were 5,553,374 shares of common stock outstanding.

Part 1 - Financial Information

ITEM 1: FINANCIAL STATEMENTS

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Sept. 29, 2001	Sept. 30, 2000	Dec. 30, 2000
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$ 4,050,586	$ 438,328	$ 364,727
Accounts receivable -net	1,764,786	38,218,882	26,484,257
Inventories	314,857	56,622,209	25,203,751
Other current assets	57,456	6,750,718	446,089
Assets held for disposal - net	1,400,000	1,125,965.00	7,673,282
Total current assets	7,587,685	103,156,102	60,172,106

Fixed assets - net	-	19,635,974	12,176,554
Assets held for disposal - net	5,049,364	1,635,871	-
Investments in and advances to unconsolidated affiliates	-	888,407	260,235
Other assets	1,693,114	3,513,504	4,023,356
	$ 14,330,163	$ 128,829,858	$ 76,632,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks and current maturities of long-term debt	$ 136,372	$ 54,358,309	$ 40,655,668
Uncleared checks	-	201,560	1,369,113
Accounts payable	1,274,399	7,707,003	6,441,747
Accrued liabilities	3,752,891	3,898,996	3,378,870
Retirement plan obligations	2,385,688	-	-
Income taxes payable	45,146	-	-
Total current liabilities	7,594,496	66,165,868	51,845,398

Deferred income tax liabilities	-	2,721,283	-
Long-term debt	116,485	11,015,965	220,046
Retirement plan obligations	-	3,438,179	3,620,358
	7,710,981	83,341,295	55,685,802
Stockholders' equity	6,619,182	45,488,563	20,946,449
	$ 14,330,163	$ 128,829,858	$ 76,632,251
Note: The consolidated balance sheet at December 30, 2000 has been taken from the audited financial statements and condensed
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000

Net sales	$ 976,767	$ 54,977,173	$ 41,104,809	$ 130,544,541
Cost of products sold	3,072,095	44,154,787	38,766,917	106,126,952
Gross margin	(2,095,328)	10,822,386	2,337,892	24,417,589

Selling, general and administrative	3,579,564	12,253,960	24,341,450	34,838,189
Equity in earnings of unconsolidated affiliates	-	(91,587)	-	(186,043)
Restructuring charge	-	910,000	-	1,210,000
Operating loss	(5,674,892)	(2,249,987)	(22,003,558)	(11,444,557)

Other (income) expense:
Rental income	(58,999)	(221,133)	(459,759)	(640,513)
(Gain) loss on disposal of fixed assets	(134,052)	87,590	(6,674,627)	204,751
Gain on sales of businesses and other - net	(1,469,451)	-	(1,240,680)	-
Other (income) expense - net	(664,608)	396,763	(1,878,985)	367,250
Interest expense	16,355	1,726,940	2,577,760	4,451,683
	(2,310,755)	1,990,160	(7,676,291)	4,383,171
Loss before income tax benefit	(3,364,137)	(4,240,147)	(14,327,267)	(15,827,728)
Income tax benefit	-	(480,002)	-	(3,688,187)
Net loss	$ (3,364,137)	$ (3,760,145)	$ (14,327,267)	$ (12,139,541)
				-
Basic loss per common share	$ (0.61)	$ (0.68)	$ (2.58)	$ (2.19)

Weighted average common shares outstanding	5,553,374	5,553,374	5,553,374	5,553,374

Diluted loss per share*	$ (0.61)	$ (0.68)	$ (2.58)	$ (2.19)

Weighted average common shares outstanding and common share equivalents*	5,553,374	5,553,374	5,553,374	5,553,374

*Potential common shares have been excluded for 2001 and 2000 because they are anti-dilutive
See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Retained			Total
	Common Stock		Paid-in	earnings	Treasury Stock at Cost		Stockholder's
	Shares	Amount	Capital	(deficit)	Shares	Amount	Equity
Bal: Jan. 1, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$ 11,027,346	(733,045)	$ (4,877,344)	$ 51,584,770
Net loss	-	-	-	(30,638,320)	-	-	(30,638,321)
Bal: Dec. 30, 2000	6,286,418	$ 6,286,418	$ 39,148,350	$ (19,610,974)	(733,045)	$ (4,877,344)	$ 20,946,449
Net loss	-	-	-	(14,327,267)	-	-	(14,327,267)
Bal: Sept. 29, 2001	6,286,418	$ 6,286,418	$ 39,148,350	$ (33,938,241)	(733,045)	$ (4,877,344)	$ 6,619,182

See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000
OPERATING ACTIVITIES:
Net loss	$ (14,327,267)	$ (12,139,541)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	349,919	720,178
Depreciation	4,275,963	1,867,749
Deferred income taxes	-	(3,702,000)
Reserve for doubtful accounts and allowances	94,495	(3,719,000)
Retirement plan obligations	(3,620,358)	(537,203)
Gain on sale of fixed assets	(6,674,627)	204,751
Equity in earnings of unconsolidated affiliates	-	(186,043)
Changes in operating assets and operating liabilities:
Accounts receivable - net	24,624,976	(2,270,373)
Inventories	24,888,894	4,135,907
Other current assets	388,633	903,500
Uncleared checks	(1,369,113)	(2,708,586)
Accounts payable	(5,167,348)	1,710,026
Accrued liabilities	374,021	(509,310)
Retirement plan obligations	2,385,688	-
Income taxes payable	45,146	(67,480)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,269,022	(16,297,425)

INVESTING ACTIVITIES:
Additions to fixed assets	-	(2,282,825)
Additions to software	-	(606,596)
Additions to building	-	(146,543)
Proceeds from sale of fixed assets	15,799,136	435,829
Increase in investments in and advances to
unconsolidated affiliates	260,235	8,720
Decrease (increase) in other assets	1,980,323	(203,794)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,039,694	(2,795,209)

FINANCING ACTIVITIES:
Net changes in debt	(40,622,857)	18,903,783
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,622,857)	18,903,783

INCREASE (DECREASE) IN CASH	3,685,859	(188,851)
CASH AT BEGINNING OF PERIOD	364,727	627,179
CASH AT END OF PERIOD	$ 4,050,586	$ 438,328

Cash paid during the period: -Interest	$ 1,304,528	$ 3,921,376

-Income tax	$ 54,105	$ 101,605

See notes to consolidated financial statements

HAMPTON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of September 29, 2001 and September 30, 2000 is unaudited.)

  Basis of Presentation

  The consolidated balance sheets as of September 29, 2001 and September 30, 2000 and the consolidated statements of operations and cash flows for the thirty-nine week period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 29, 2001 and September 30, 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 30, 2000 Annual Filing Report - 10K. The results of operations for the period ended September 29, 2001 are not necessarily indicative of the operating results for the full year.

  Summary of Significant Accounting Policies

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective December 30, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 has no effect on the Company's financial position and results of operations.

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

  Fixed Assets

  The Company is amortizing the difference between the net carrying value of its remaining fixed assets and their estimated realizable value over the remaining life of the assets. The Snow Hill Facility was taken out of service and subsequently sold in November, while the Kinston Distribution Facility was taken out of service at the end of October. The Company's remaining facilities are being actively marketed for sale.

  Going Concern Considerations

  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $30,600,000 and $4,800,000 for the year ended December 30, 2000 and January 1, 2000, respectively and additional loss of $14,300,000 in the first three quarters of fiscal year 2001. In addition, the Company has adopted a Sale of Assets Plan. Under this plan the Company sought, and received from its shareholders, the right to sell all or any portion of the Company's assets. As discussed further in this report the Company has successfully concluded a number of transactions under this plan including the sale of most of its apparel related assets.

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

  Inventories

  Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $3,695,000 ($.67 per share) in 2001 and had no effect on the loss in the prior respective period.

  In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $3,995,000 ($.72 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

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

  The Company is currently using internally generated cash to fund ongoing operations. As of September 29, 2001 the Company had $4,051,000 of available funds. There can be no assurances that the current cash balances and internally available cash will be sufficient to meet the Company's continuing cash requirements.

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

  Under this agreement the Company provided transitional services to Nautica through October 2001. These services included, but were not limited to, the storage and distribution of the purchased Nautica line of products on behalf of Nautica. The Company received a service fee for all transitional services provided for under this agreement.

  On July 31, 2001, the Company was served with a summons and complaint filed by Nautica alleging damages for breach of this agreement. The complaint alleges, among other things, that the Company breached representations, warranties, covenants and obligations under the agreement, including certain obligations with respect to markdown allowances and other claims by retailers and certain obligations with respect to returns of products made by retailers. Nautica seeks to recover, among other things, compensatory damages, its estimates of approximately $4,659,000 in royalties that had been conditionally waived under the agreement and various other relief. The Company believes the lawsuit is without merit and intends to assert counterclaims; however, there can be no assurance as to the outcome of this litigation, and an adverse outcome would materially adversely affect the financial condition of the Company.

  New York Office Building Transaction

  On May 15, 2001, the Company sold its New York office building to 15 W. 34th St. LLC, a New York limited liability company for $15,500,000. This building had served as the sales and marketing headquarters for the Company, as well as office space for all of the selling divisions and executive offices of several members of senior management. Proceeds from the sale were used to reduce debt under the Company's credit facility. The Company vacated the premises at the end of its lease on October 31, 2001.

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

  IGM Transaction

  On June 1, 2001, the Company sold the assets relating to the sewing operations and machinery of its IGM subsidiary in El Salvador to Craftex, Inc. for approximately $661,000. In addition to the closing price, Craftex, Inc. assumed the payroll and severance obligations to the employees of that operation. Craftex also entered into a five-year lease of the Company's El Salvador factory building at an annual rent of $300,000 which includes a purchase option.

  On September 21, 2001, the Company sent a default notice to Craftex, Inc, as it had failed to remit payment for the obligations under the purchase agreements. Craftex, Inc. made payroll payments, but failed to meet the required severance payments. The Company assumed and paid these severance obligations of approximately $300,000 from monies it had received at closing. Craftex, Inc. abandoned the premises and the Company has reclaimed the facility, property and equipment. The machinery and building are currently being marketed for sale.

  Kaynee Transaction

  On June 26, 2001, the Company sold its Kaynee brand, certain inventories, accounts receivable, and miscellaneous items to Kaynee LLC. The payment at closing was approximately $3,852,000. In addition to inventory purchased at closing, the buyer agreed to purchase work in process as it is completed. The Company is to receive payments ranging from 4% to 12% of the selling price of future shipments based upon the order date. The Company may receive additional inventory payments up to $200,000 based on shipments of unordered current inventory. The contract also required the Company to perform shipping and logistic services on behalf of Kaynee LLC for a specified period. The Company is compensated for actual services performed. Additional payments may be received based on the percentage of accounts receivable collected. In October Kaynee LLC defaulted on various required payments. If this default is not cured, the Company intends to institute proceedings to collect the amount due.

  Severance Plans

  As a result of the substantial reduction in its operations, the Company has greatly reduced its workforce and plans further reductions. Consequently, the Company has approved guaranteed severance payments for many of its employees aggregating approximately $2,000,000, of which approximately $1,000,000 has already been paid and the remaining $1,000,000 has been accrued. Of the remaining amount, approximately $863,000 will be paid to the following Directors: Steven Fuchs (approximately $500,000 as required under his November 1998 employment agreement), Roger Eichel ($250,000) and Paul Chused ($113,000). The severance packages for the Directors range from 9-15 months of their salary. Paul Chused will also receive additional compensation ranging from $15,000 to $216,000 depending upon the outcome of certain real estate sale transactions he is managing. In addition to these severance and other payments, the Company will continue to incur expenses related to continuation of certain benefits.

  Snow Hill Distribution Center

  On November 5, 2001, the Company sold its Snow Hill Distribution Center for $1,800,000. Net proceeds from the sale are expected to be approximately $1,600,000.

  Profit Sharing Plans

  The Company has a Qualified Profit Sharing Plan ("401-K Plan") that covers all associates of the Company. During 2001, the Company made a matching contribution of 40% of the deferred amount that the associates elected to make. The Board of Directors has voted to terminate the 401-K Plan on November 15, 2001, and directed the Trustee to distribute the participants' vested accounts in accordance with the terms of the 401-K Plan.

  The Company also maintained a Supplemental Retirement Plan for Key Employees (the "Supplemental Plan"), a Non-Qualified Deferred Compensation Plan for Key Executives (the "Deferred Executive Plan") and a Non-Qualified Deferred Compensation Plan for Key Employees (the Deferred Key Plan"). All of these Plans were not intended to be qualified under the provisions of the Internal Revenue Code. The Plans were unfunded and the account balances were commingled with the general assets of the Company. The Board of Directors elected to pay the participants' vested balances in two distributions made on September 21 and October 26, 2001. All balances have now been paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	314.5	80.3	94.3	81.3
Gross margin	(214.5)	19.7	5.7	18.7
Selling, general and administrative	366.5	22.3	59.2	26.7
Equity in earnings of unconsolidated affiliates	0.0	(0.2)	0.0	(0.1)
Restructuring charge	0.0	1.7	0.0	0.9
Operating loss	(581.0)	(4.1)	(53.5)	(8.8)
Other (income) expense:
Rental income - net	(6.0)	(0.4)	(1.1)	(0.5)
Gain on disposal of fixed assets - net	(13.7)	0.2	(16.2)	0.2
Loss on sales of businesses and other - net	(150.4)	0.0	(3.0)	0.0
Other (income) expense - net	(68.0)	0.7	(4.6)	0.3
Interest expense	1.7	3.1	6.3	3.4

Net loss before income tax benefit	(344.4)	(7.7)	(34.9)	(12.1)
Net loss	(344.4)%	(6.8)%	(34.9)%	(9.3)%

Thirteen Weeks Ended September 29, 2001 As Compared to the
Thirteen Weeks Ended September 30, 2000

Net sales decreased by $54,000,000 or 98.2% for the quarter.

Gross profit decreased in absolute dollars by $12,918,000 during the quarter ended September 29, 2001. As a percent of sales, gross margin (loss) percent increased to 214.5% from 19.7% in the prior period. All the results of operations reflect the Company's discontinuance and sale of its product lines and liquidation of inventory. Accordingly, comparison to prior periods may not be significant.

Selling, general and administrative expenses decreased by $8,670,000 or 70.8% during the quarter ended September 29, 2001, as compared to the comparable 2000 period. As a percent of sales, it increased to 366.5% from 22.3% for the respective periods. This decrease was due primarily to decreases in personnel costs, royalty expense and shipping costs of $4,476,000, $2,028,000 and $1,515,000 respectively.

Loss before income tax benefit changed from a loss of $4,240,000 in the prior period to a loss of $3,360,000 for the thirteen weeks ending September 29, 2001.

Interest expense decreased by $1,711,000 in the current quarter principally due to higher borrowings relating to operations in 2000.

Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $1,550,000 ($.28 per share) in 2001 and had no effect on the loss in the prior year respective period.

In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $575,000 ($.10 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

Thirty-nine Weeks Ended September 29, 2001 as Compared to the
Thirty-nine Weeks Ended September 30, 2000

Net sales decreased by $89,440,000 or 68.5% for the thirty-nine weeks ended September 29, 2001 as compared to the comparable 2000 period. Gross profit decreased in absolute dollars by $22,080,000 or 90.4% for the thirty-nine weeks ended September 30, 2000 as compared to the comparable 2000 period. Gross margin as a percent of sales decreased from 18.7% in 2000 to 5.7% in 2001. All the results of operations reflect the Company's discontinuance and sale of its product lines and liquidation of inventory. Accordingly, comparison to prior periods may not be significant.

Selling, general and administrative expenses decreased by $10,497,000 or 30.1% during the thirty-nine weeks ended September 29, 2001 as compared to the comparable 2000 period. The decrease was due primarily to decreases in compensation and related benefits, shipping, advertising, samples, travel expenses, rental expenses, and amortization of $7,011,000, $2,181,000, $1,765,000, $1,149,000, $818,000, $717,000 and $503,000 respectively. Depreciation, bad debt, and professional fees increased by $2,714,000, $1,196,000, and $1,024,000 respectfully. Operating losses before income tax benefit changed from a loss of $15,828,000 in 2000 to a loss of $14,327,000 for the thirty-nine weeks ending September 29, 2001.

Inventories are valued at the lower of cost or market. Principally all inventory costs were determined by the last-in, first-out (LIFO) method. Use of the LIFO method decreased the loss by $3,695,000 ($.67 per share) in 2001 and had no effect on the loss in the prior year respective period.

In 2001, the liquidation of certain LIFO layers decreased cost of goods sold by $3,695,000 ($.72 per share). The inventories in these LIFO layers were acquired at lower cost in prior years.

Interest expense decreased by $1,874,000 in the current thirty-nine week period as compared to the period year period.

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

The Company is currently using internally generated cash to fund ongoing operations. As of September 29, 2001 the Company had $4,051,000 of available funds. There can be no assurances that the current cash balances and internally available cash will be sufficient to meet the Company's continuing cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company currently has limited exposure to market risk in the area of interest rates since it does not have any bank debt. The Company does not maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

HAMPTON INDUSTRIES, INC.
Registrant

S/STEVEN FUCHS
Steven Fuchs, President

S/FRANK J. COBIA
Frank J. Cobia, Controller

Date: November 19, 2001